Form 10QSB
period 1999-03-31
FIRST COMMUNITY FINANCIAL CORP /NC/
filed 1999-06-28
CIK 1076657

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                  Form 10 - QSB

 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
           ACT 0F 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 1999

Commission file number:

                      FIRST COMMUNITY FINANCIAL CORPORATION
 ------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         NORTH CAROLINA                                   56-2119954
--------------------------------         ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)


                 708 SOUTH CHURCH STREET, BURLINGTON, N.C. 27215
-------------------------------------------------------------------------------
                    (Address of principal executive offices)


                                  336-229-2744
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
-------------------------------------------------------------------------------
(Former name,former address and former fiscal year,if changed since last report)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          Yes      X                     No
             ------------                  ------------

1,880,798 common shares, no par value, were outstanding as of June 21,1999.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

First Community Financial Corporation
Condensed Consolidated Balance Sheets
(dollars in thousands)

                                                                                         March 31, 1999       December 31,1998
                                                                                       ------------------     ----------------
                                 Assets
Cash and cash equivalents                                                                          $6,975               $6,907

Investment Securities:
  Available for sale                                                                               15,187               16,477
Mortgaged-backed securities
  Available for sale                                                                               13,374               14,628

FHLB, at cost which approximates market                                                             1,369                1,369

Loans receivable held for sale                                                                        677
Loans receivable held for investment, net                                                         130,673              127,230

Premisies and equipment                                                                             2,396                2,407
Other assets                                                                                        4,022                3,918
                                                                                       ------------------     ----------------
                             Total assets                                                        $174,672             $172,936
                                                                                       ------------------     ----------------

                   Liabilities and Retained Income
Deposits:
    Demand                                                                                        $17,305              $16,506
    Savings                                                                                        17,561               18,119
    Large denomination certificates of deposit                                                     19,231               18,506
    Other certificates of deposit                                                                  88,155               87,286
                                                                                       ------------------     ----------------
                           Total deposits                                                        142,252               140,417
                                                                                       ------------------     ----------------

Borrowed money                                                                                      5,000                5,000
Other liabilities                                                                                   4,138                4,362
                                                                                       ------------------     ----------------
                         Total liabilities                                                        151,390              149,779
                                                                                       ------------------     ----------------

Retained income:
    Retained earnings                                                                              23,345               23,010
    Accumulated other comprehensive income                                                            (63)                 147
                                                                                       ------------------     ----------------
                       Total retained income                                                       23,282               23,157
                                                                                       ------------------     ----------------

              Total liabilities and retained income                                              $174,672             $172,936
                                                                                       ------------------     ----------------

See accompanying notes to condensed consolidated financial statements

Item 1. Continued
First Community Financial Corporation
Condensed Consolidated Statements of Income
(dollars in thousands)


                                                                                            Three Months Ended March 31,
                                                                                       ---------------------------------------
                                                                                               1999                1998
                                                                                       ------------------     ----------------
Interest income:
   Interest and fees on loans                                                                      $2,618               $2,409
   Interest and dividends on investments                                                              515                  690
                                                                                       ------------------     ----------------
                     Total interest income                                                          3,133                3,099
                                                                                       ------------------     ----------------

Interest expense:
   Interest on deposits                                                                             1,570                1,669
   Interest on borrowed money                                                                          68                   92
                                                                                       ------------------     ----------------
                    Total interest expense                                                          1,638                1,761
                                                                                       ------------------     ----------------
Net interest income before provision for loan losses                                                1,495                1,338
Provision for loan losses                                                                              90                  100
                                                                                       ------------------     ----------------
                      Net interest income                                                           1,405                1,238
                                                                                       ------------------     ----------------

Other income:
                 Total other operating income                                                         257                  119

General and administrative expenses:
    Compensation and fringe benefits                                                                  726                  477
    Occupancy                                                                                          62                   75
    Furniture and fixtures                                                                             85                   25
    Advertising                                                                                        27                   46
    Data processing                                                                                    39                   37
    Other                                                                                             281                  162
                                                                                       ------------------     ----------------
           Total general and administrative expenses                                                1,220                  821
                                                                                       ------------------     ----------------

Income before income taxes                                                                            443                  536

Income taxes                                                                                          108                  186
                                                                                       ------------------     ----------------

Net income                                                                                           $335                 $350
                                                                                       ------------------     ----------------

See accompanying notes to condensed consolidated financial statements

Item 1. Continued
First Community Financial Corporation
Condensed Consolidated Statements of Comprehensive Income
(dollars in thousands)



                                                                                      Three Months Ended March 31,
                                                                                      ----------------------------
                                                                                          1999           1998
                                                                                        --------       --------
Net income                                                                               $ 335          $ 350

Unrealized gain (loss) on available for sale securities                                   (217)           (34)

Reclassification of net (gains) losses recognized in net income                           (101)           (10)

Income taxes relating to unrealized gain on available                                      108             15
  for sale securities
                                                                                        --------       --------
Other comprehensive income (loss)                                                         (210)           (29)
                                                                                        --------       --------
Comprehensive income                                                                     $ 125          $ 321
                                                                                        ========       ========

See accompanying notes to condensed consolidated financial statements

Item 1. Continued
First Community Financial Corporation
Condensed Consolidated Statements of Cash Flows
(dollars in thousands)

                                                                                             Three months ended
                                                                                                  March 31,
                                                                                             1999           1998
                                                                                        -----------    -----------
Cash flows from operating activities:
  Net income                                                                            $   334,613    $   349,613
  Adjustments to reconcile net income to net cash provided by operating activities
     Provision for loan losses                                                               90,000        100,000
     Depreciation                                                                            84,517         48,939
     Accretion of discounts on securities, net                                              (24,605)       (33,758)
     Provision for deferred income taxes                                                    (45,383)       186,361
     Proceeds from sale of loans held for sale                                               (8,498)       287,046
     Net loss (gains) on sale of loans                                                       (6,769)       (13,964)
     Other operating activities                                                            (160,280)       (44,918)
                                                                                        -----------    -----------
     Net cash provided by operating activities                                              263,595        879,319
                                                                                        -----------    -----------
Investing activities:
  Purchases of investment securities available for sale
  Proceeds from sales of securities and mortgage-backed securities available for sale     2,236,112
  Proceeds from maturities of securities available for sale                                               1,648,548
  Proceeds from maturities of securities held to maturity                                                 3,326,804
  Proceeds from principal repayment of mortgage-backed securities held to maturity                          431,373
  Net increase in loans held for investment                                              (4,194,435)    (5,289,415)
  Purchases of premises and equipment                                                       (73,136)       (87,170)
                                                                                        -----------    -----------
Net cash used in investing activities                                                    (2,031,459)        30,140
                                                                                        -----------    -----------
Financing activities:
  Net increase (decrease) in deposit accounts                                             1,835,495       (350,646)
  Repayments of FHLB borrowings, net of proceeds                                                        (1,000,000)
                                                                                        -----------    -----------
Net cash provided by financing activities                                                 1,835,495     (1,350,646)
                                                                                        -----------    -----------

Increase (decrease) in cash and cash equivalents                                             67,631       (441,187)

Cash and cash equivalents, beginning of year                                              6,907,124      5,870,727
                                                                                        -----------    -----------
Cash and cash equivalents, end of  period                                               $ 6,974,755    $ 5,429,540
                                                                                        ===========    ===========

See accompanying notes to condensed consolidated financial statements

Item 1. Continued
First Community Financial Corporation and Subsidiary
Notes to Condensed Consolidated Financial Statements

1.   Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim information and with the instructions to FORM 10-Q SB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

2.   Conversion from Mutual to Stock form of Ownership

     On June 14, 1999, members of Community Savings Bank, SSB eligible to vote at a special meeting, voted to approve the conversion of Community Savings Bank, SSB. The conversion involved the transformation of Community Savings Bank, SSB from mutual to stock form, First Community's acquisition of all of the outstanding capital stock of Community Savings Bank, SSB and First Community's sale of its common stock to the depositors and borrowers of Community Savings Bank, SSB and other persons who had the right to purchase shares. The sale was completed June 21,1999, and First Community Financial Corporation began trading on June 21,1999 on the NASDAQ national markets exchange under the symbol "FCFN".


3.   Analysis of Allowance for Loan Loss

                                                  Three months ended March 31,
                                                  ----------------------------
                                                     1999             1998
                                                  -----------      -----------
Beginning balance                                      $1,331          $  781

Provision for loan loss                                    90             100

Net charge-offs                                            15               0
                                                  -----------      ----------
Balance, end of period                                 $1,406          $  881
                                                  ===========      ==========

Ratio of net charge-offs to average loans
                 outstanding                             0.01%           0.00%

Ratio of allowance to total loans outstanding            1.07%           0.74%
                 at end of period

Ratio of allowance to total nonperforming
                 assets at end of period               297.25%         320.36%

PART I.  FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

Information set forth below contains certain forward-looking statements, which are based on assumptions, and describes future plans, strategies and expectations of First Community Financial Corporation (First Community). These forward-looking statements are generally identified by use of the words "believe", "expect", "intend", "anticipate", "estimate", "project", or similar expressions. First Community's ability to predict results or the actual effect of future plans and strategies is inherently uncertain. Factors which could have a materially adverse effect on the operations of First Community and its wholly owned subsidiary , Community Savings Bank SSB ("Community Savings") include, but are not limited to, changes in: interest rates, general economic conditions, legislation and regulation, monetary and fiscal policies of the U.S. Government including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in its market area and accounting principles and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

Financial Condition At March 31, 1999
Compared to December 31, 1998

Total assets increased 1% to $174.7 million at March 31, 1999, compared to $172.9 million at December 31, 1998.

Loans, net of reserves increased 3.2% at March 31, 1999 to $131.3 million from December 31, 1998 balance of $127.2 million. At March 31,1999, approximately 70.6% of the Community Savings' gross loan portfolio consisted of loans secured by one- to- four family residential properties. At December 31, 1998, 75.1% of gross loans were secured by 1-4 family residential properties. Loan production continued to emphasize commercial and consumer credits in an effort to diversify the loan portfolio and reduce the reliance on single family 1-4 residential loans

Securities decreased 8.2% at March 31, 1999 to $28.5 million compared to the December 31, 1998 balance of $31.1 million.

Deposits increased to $142.3 million at March 31, 1999 from $140.4 million at December 31, 1998, an increase of 1.31%.

Management's emphasis on building a solid net interest income stream via loan portfolio growth is evidenced by the $4.1 million increase in net loans funded by the $2.5 million reduction in debt securities and $1.8 million increase in deposits for the three month period ended March 31, 1999.

Borrowed funds, collateralized through an agreement with the Federal Home Loan Bank ("FHLB"), remained unchanged at $5 million at March 31, 1999. The FHLB borrowings float with one-month LIBOR index and mature annually at September 30. The borrowings are matched with a Collateralized Mortgage Obligation (CMO) in a structured, leveraged, match funded arbitrage. The CMO floats at 95 basis points over the one-month LIBOR index. The CMO collateralizes the FHLB borrowings.

Asset Quality

The Community Savings' non-performing assets (loans 90 days or more delinquent and fore closed real estate and repossessed assets) were $473 thousand, or 0.27% of total assets, at March 31, 1999, compared to $248 thousand, or 0.14% of total assets, at December 31, 1998. Loans charged-off against the allowance for loan losses for the three-month period ended March 31, 1999 totaled $15 thousand or
 .01% of average loans outstanding.

Management performs a four-step procedure in determining the appropriate level for the allowance for loan losses. First, at the end of each quarter, loan department personnel perform a review of the bank's loan portfolio. Individual loans are assigned an internal classification designation of unclassified, substandard, doubtful, or loss based on historical performance and specific circumstances known to the bank regarding the financial situation of the customer. Next, impaired loans are identified and a determination is made as to the necessity of creating a specific allowance. Any impairment allowance is based on the expected cash flows and the collateral available. There were no materially impaired loans at March 31,1999 and no specific impairment allowance was necessary. Next, the substandard and doubtful classifications are analyzed and a risk percentage is determined considering each type of loan and the severity of any probable loss. All loans categorized as "loss" are fully reserved. The final procedure is to assign risk percentages to unclassified loans based on historical and industry information regarding probable, yet unidentifiable, losses inherent in the portfolio. Industry factors are adjusted to reflect individual bank circumstances. Since Community savings is entering new lines of business with little experience to draw on in the areas of commercial, construction and consumer lending, an entry period of higher than industry norm loss is reflected in the risk percentages assigned these loan categories.

In the opinion of management, the allowance for loan losses of $1.4 million at March 31, 1999 or 1.07% of gross loans was adequate to cover probable losses.

Results of Operation  for the period ended March 31,1999 compared to March 31,
1998

Net income is influenced significantly by the performance of net interest income. Net interest income is the difference between interest income (derived from revenues generated from loans, investments and other earning-assets), and interest expense (consisting principally of interest paid on deposits and borrowings). Operations may be materially affected by national and international economic conditions, monetary and fiscal policies of the Federal government, and policies of regulatory authorities.

NET INCOME

Net income for the three-month period ended March 31, 1999 decreased 4.3% to $335 thousand compared to net income for the three-month period ended March 31, 1998 of $350 thousand. The reduction in earnings was a result of increased depreciation expenses related to replacing all in-house computer equipment for Y2K purposes and increased compensation expenses incurred attracting, retaining and hiring commercial bank experienced personnel.

INTEREST INCOME

Interest income increased 1.1% for the three months ended March 31, 1999. The increase in interest income can be principally attributed to the 8.65% increase in interest and fees on loans.

INTEREST EXPENSE

Interest expense decreased 7% for the three months ended March 31, 1999 compared to the three months ended March 31,1998. The decrease in interest expense was a result of 5.9% decrease in interest expense on deposits reflecting a moderately lower interest rate environment and management's effort to refine deposit-pricing schemes. The decrease in interest expense on FHLB borrowing reflects a 12.2% balance decrease in outstanding borrowings from $5.7 million at March 31,1998 to $5 million at March 31,1999 and a moderately lower interest rate environment.

NET INTEREST INCOME

Net interest income before the provision for loan losses, for the three-month period ended March 31, 1999, increased 11.7% or $156 thousand compared to the three-month period ended March 31,1998. The emphasis placed on loan growth was the primary ingredient in affecting the positive growth in net interest income.

PROVISION FOR LOAN LOSSES

A provision of $90 thousand was added to the allowance for loan losses, increasing the period end balance to $1.4 million or 1.07% of outstanding loans. A provision of $100 thousand was added to the allowance for loan losses for the period ending March 31, 1998. The increase to the allowance reflects the significant change in the loan portfolio composition.

NON-INTEREST INCOME

Non-interest income increased $138 thousand or 116% to $257 thousand for the three-month period ended March 31, 1999 compared to the three-month period ended March 31,1998. Although management is encouraged by the increase in non-interest income, continued emphasis will be placed on improving non-interest income revenue. A wholly owned subsidiary of the Community Savings, Community Financial Services, Inc., a retail securities broker and financial advisor, was formed in December 1997, for the sole purpose of enhancing non-interest income. This newly formed subsidiary contributed $31 thousand or 12% of the current period non-interest income.

NON-INTEREST EXPENSES

Non-interest expenses increased 48.6% or $399 thousand for the three months ended March 31, 1999 compared to the three-month period ended March 31,1998. Approximately $60 thousand of additional expenses have been incurred related to upgrading in-house computer equipment for preventative measures related to Y2K. Compensation has increased $249 thousand in hiring, retaining and attracting commercial bank personnel needed to implement the company's long-term objectives.

INCOME TAXES

The income tax provision for the period ending March 31,1999 was $108,000, a decrease of $78,000 from the prior year period provision of $186,000. The decline in the tax provision is a result of a 17.4% decline in income before income taxes and an increase in tax-exempt interest on state and municipal securities of 2,395%.

LIQUIDITY

The Company's policy is to provide adequate liquidity to meet continuing loan demand and withdrawal requirements while paying normal operating expenses and satisfying regulatory liquidity guidelines. Maturing securities, principal repayments of loans and securities, deposits, income from operations and borrowings are the main sources of liquidity. Short-term investments (overnight investments with the Federal Home Loan Bank and Federal Funds Sold) and short-term borrowings (Federal Home Loan Bank advances, Repurchase Agreements and Federal Funds Purchased) are the primary cash management liquidity tools. The investment portfolio provides secondary liquidity.

At March 31, 1999, the estimated market value of liquid assets (cash, cash equivalents, and marketable securities) was approximately $35.4 million, representing 20.4% of deposits and borrowed funds. As Community Savings continues to grow its loan portfolio liquidity will continue to be leveraged.

The primary uses of liquidity are to fund loans, provide for deposit fluctuations and invest in other non-loan earning assets when excess liquidity is available. At March 31, 1999, outstanding off-balance sheet commitments to extend credit in the form of loan originations totaled $10 million. Undrawn lines of credit totaled $5.6 million. Management considers current liquidity levels adequate to meet the Company's cash flow requirements.

CAPITAL

Retained income is derived primarily from the retention of prior period net income. Retained income at March 31, 1999, was $23.3 million, an increase of 0.5% from $23.2 million at December 31, 1998 and an increase of 0.5% from $23.1.million at March 31,1998. These totals include ($63,000), $147,000 and $68,000, respectively, of accumulated other comprehensive income (loss) related principally to unrealized gain (loss) on securities available for sale.

FDIC regulations require banks to maintain certain capital adequacy ratios, leverage ratios and risk-based capital ratios. Banks supervised by the FDIC must maintain a minimum leverage ratio of core (Tier I) capital to average adjusted assets ranging from 3% to 5%. At March 31, 1999, Community Savings' ratio of Tier I capital to average assets was 13.4%. The FDIC's risk-based capital guidelines require banks to maintain risk-based capital to risk-weighted assets of at least 8%. Risk-based capital for Community Savings is defined as Tier I capital and the reserve for loan losses. At March 31, 1999, Community Savings had a ratio of qualifying total capital to risk-weighted assets of 25.6%.

First Community is also subject to capital adequacy guidelines of the Board of Governors of the Federal Reserve (the "Federal Reserve Board"). Capital requirements of the Federal Reserve Board are similar to those of the FDIC.

The First Community significantly exceeds regulatory capital requirements. Management anticipates that the Company will continue to exceed capital adequacy requirements without altering current operations or strategies.

Year 2000

Y2K has become a worldwide concern. The underlying cause of this problem rests with antiquated computer programs identifying dates of calendar years with two digits rather than four digits. Most old computer programs with date-sensitive software may recognize the year 2000 as "00" and misinterpret the year as 1900. This date misinterpretation could result in system failures or miscalculations causing disruptions of operations, including temporary interruption of utilities, telephone lines, inability to process transactions, generate statements, or engage in normal business activities.

Community Savings retains the services of a third party data processing service center to processes loan, deposit, general ledger, retail platform systems and compliance data for the Bank. Community Savings in conjunction with its data processing service center, conducted a Y2K test during October 1998 along with eleven of the service center's other clients. Fifteen errors were detected during the test. Fourteen of the errors were cosmetic, having to do with the appearance of the year rather than then a true data error. The fourteen cosmetic errors were corrected during the test period. The one actual Y2K error that was reported, a General Ledger closeout of 1999 occurring in January 2000, was repaired and successfully re-tested during a November 1998 test.

The Community Savings has replaced nearly all-existing software and 100% of all hardware with year 2000 certified compliant systems. Several of the Bank's telecommunications systems have been replaced with year 2000 compliant systems. All mission critical functions have been tested. Operating plans are being developed which would be implemented in the event power failures or failures in communications equipment prevent use of computer systems serving Community Savings or otherwise impair Community Savings operations. Management is in the process of identifying customers who pose Y2K risks to the institution, and is developing the necessary capabilities to adequately respond to the risks identified.

The cost to bring all systems up to Y2K specifications are expected to total $550,000 of which amount approximately $428,000 has been incurred. There can be no guarantee that systems of other companies on which Community Savings relies will be converted in a timely manner, or that Community Savings' actions will effectively deal with all potential Year 2000 problems. Any such failures in addressing potential Year 2000 problems could have a materially adverse effect on the bank and on First Community.

Recent Events
On June 21, 1999 First Community Financial Corporation, 100% owner of Community Savings Bank, completed its initial public offering. In the offering 1,780798 shares of common stock were issued at the price of $15.00 per share. After the offering, another 100,000 shares were issued by First Community to Community Savings for $15.00 per share and the contributed to A charitable foundation. The stock began trading on the Nasdaq national market June 22,1999 under the symbol FCFN.

The Employee Stock Ownership Plan of Community Savings Bank was funded by a loan from First Community Financial Corporation in the amount of $2,256,960 to acquire 150,464 shares of First Community Financial Corporation common stock. The terms of the loan include an amortization period not to exceed fifteen years with an annual interest rate to float at 1% over the prime rate. The loan is to be repaid from compensation expenses of Community Savings.




Part II - Other Information

Item 1 Legal proceedings.
         None.

Item 2
Changes in Securities and Use of Proceeds.
     (a)  Not applicable
     (b)  Not applicable
     (c)  Not applicable
     (d)  Not applicable

Item 3
Defaults upon Senior Securities
         Not applicable.

Item 4
Submission of Matters to a vote of securities holders.
         None.

Item 5
Other information.

         Not applicable.

Item 6
Exhibits and reports on form 8-K.
(a)      Exhibits
         27.01    Financial Data Schedule

(b)      Reports on Form 8-K.
                           None.

                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     First Community Financial Corporation
     -------------------------------------
                Registrant



     Date   June 21,1999                 /s/ Christopher B. Redcay
            ------------------------     -------------------------------------
                                                 Christopher B. Redcay
                                         Treasurer and Chief Financial Officer





     Date   June 21,1999                 /s/ W.R. Gillism
            ------------------------     -------------------------------------
                                                     W.R. Gilliam
                                         President and Chief Executive Officer