Form 10QSB
period 1999-06-30
FIRST COMMUNITY FINANCIAL CORP /NC/
filed 1999-08-11
CIK 1076657

                      Securities and Exchange Commission
                            Washington, D.C. 20549

                                 Form 10 - QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT
             0F 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 1999

Commission file number:

                     FIRST COMMUNITY FINANCIAL CORPORATION
                     -------------------------------------
            (Exact name of registrant as specified in its charter)


          NORTH CAROLINA                                56-2119954
          --------------                                ----------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)


                708 SOUTH CHURCH STREET, BURLINGTON, N.C. 27215
                -----------------------------------------------
                   (Address of principal executive offices)


                                 336-229-2744
                                 ------------
             (Registrant's telephone number, including area code)

                                NOT APPLICABLE
                                --------------
  (Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes     X               No_______
                         -------

  1,880,798 common shares, no par value, were outstanding as of June 30,1999.

                     FIRST COMMUNITY FINANCIAL CORPORATION
                                AND SUBSIDIARY

                                     INDEX


                                                                                            Page
                                                                                           Number
PART I    FINANCIAL INFORMATION


Item 1    Financial Statements

          Condensed Consolidated Balance Sheets                                               1
          June 30,1999 (unaudited) and December 31, 1998

          Condensed Consolidated Statements of Income (Loss)                                  2
          Three months and six months ended June 30, 1999 and 1998 (unaudited)

          Condensed Consolidated Statements of Comprehensive
          Income (Loss) 3 Three months and six months ended June
          30, 1999 and 1998 (unaudited)

          Condensed Consolidated Statements of Cash Flows                                     4
          Six months ended June 30, 1999 and 1998 (unaudited)

          Notes to Condensed Consolidated Financial Statements                            5 - 6

Item 2    Management's Discussion and Analysis of Financial Condition                    7 - 15
          and Results of Operations

PART II   OTHER INFORMATION

Item 1    Legal Proceedings                                                                  15

Item 2    Changes in Securities and Use of Proceeds                                          15

Item 3    Defaults Upon Senior Securities                                                    15

Item 4    Submission to Matters to a vote of Security Holders                                15

Item 5    Other Information                                                                  16

Item 6    Exhibits and Reports on Form 8-K                                                   16

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

First Community Financial Corporation
Condensed Consolidated Balance Sheets
(dollars in thousands)

                                                                                     June 30, 1999
                                                                                      (unaudited)   December 31,1998
                                                                                     -------------  ----------------
                                          Assets
Cash and cash equivalents                                                             $  11,570       $     6,907

Investment Securities:
  Available for sale                                                                     24,060            16,477
Mortgaged-backed securities
  Available for sale                                                                     14,568            14,628

FHLB, at cost which approximates market                                                     978             1,369

Loans receivable held for sale                                                            1,330
Loans receivable held for investment, net                                               134,455           127,230

Premisies and equipment                                                                   2,604             2,407
Other assets                                                                              4,978             3,918
                                                                                      ---------       -----------
                                       Total assets                                   $ 194,543       $   172,936
                                                                                      =========       ===========
                     Liabilities and Shareholders' Equity
Deposits:
    Demand                                                                            $  16,879       $    16,506
    Savings                                                                              16,527            18,119
    Large denomination certificates of deposit                                           16,236            18,506
    Other certificates of deposit                                                        88,270            87,286
                                                                                      ---------       -----------
                                      Total deposits                                    137,912           140,417
                                                                                      ---------       -----------
Borrowed money                                                                            5,000             5,000
Other liabilities                                                                         4,241             4,362
                                                                                      ---------       -----------
                                    Total liabilities                                   147,153           149,779
                                                                                      ---------       -----------
Shareholders' Equity
    Preferred stock,
        Authorized 5,000,000 shares; no shares issued and outstanding Common stock, no par value:
       20,000,000 shares authorized; 1,880,798 shares issued and outstanding             27,459
    Retained earnings                                                                    22,631            23,010
    Unearned ESOP shares, 150,217 shares                                                 (2,253)
    Accumulated other comprehensive income                                                 (447)              147
                                                                                      ---------       -----------
                                Total shareholders' equity                               47,390            23,157
                                                                                      ---------       -----------
                        Total liabilities and shareholders' equity                    $ 194,543       $   172,936
                                                                                      =========       ===========

See accompanying notes to condensed consolidated financial statements

Item 1. Continued
First Community Financial Corporation
Condensed Consolidated Statements of Income (Loss)
(Unaudited)
(dollars in thousands)

                                                                       Three Months Ended June 30,       Six Months Ended June 30,
                                                                       ---------------------------       -------------------------
                                                                         1999              1998            1999            1998
                                                                         ----              ----            ----            ----
Interest income:
   Interest and fees on loans                                         $  2,680           $ 2,740        $  5,298        $ 5,149
   Interest and dividends on investments                                   526               419           1,042          1,109
                                                                      --------           -------        --------        -------
                       Total interest income                             3,206             3,159           6,340          6,258

Interest expense:
   Interest on deposits                                                  1,501             1,641           3,072          3,311
   Interest on borrowed money                                               63                82             131            173
                                                                      --------           -------        --------        -------
                       Total interest expense                            1,564             1,723           3,203          3,484
                                                                      --------           -------        --------        -------
Net interest income before provision for loan losses                     1,642             1,436           3,137          2,774
Provision for loan losses                                                   90               100             180            200
                                                                      --------           -------        --------        -------
                        Net interest income                              1,552             1,336           2,957          2,574
                                                                      --------           -------        --------        -------
Other income:
                    Total other operating income                           190               119             448            237

General and administrative expenses:
    Compensation and fringe benefits                                       684               622           1,410          1,098
    Occupancy                                                               63                28             125            102
    Furniture and fixtures                                                  86                70             171             94
    Advertising                                                             33                40              60             86
    Data processing                                                         65                34             104             70
    Contributions                                                        1,511                 7           1,511              7
    Other                                                                  266               191             547            355
                                                                      --------           -------        --------        -------
             Total general and administrative expenses                   2,708               992           3,928          1,812
                                                                      --------           -------        --------        -------
Income (loss) before income taxes                                         (966)              463            (523)           999

Income taxes                                                              (253)              211            (144)           397
                                                                      --------           -------        --------        -------
Net income (loss)                                                        ($713)          $   252           ($379)       $   602
                                                                      --------           -------        --------        -------
PER SHARE DATA, calculated from June 21, 1999, the date of the
Company's initial public offering
  Earnings per share, basic                                              (0.16)                            (0.16)
  Earnings per shared, diluted                                           (0.16)                            (0.16)
  Weighted average shares outstanding, basic                         1,730,361                         1,730,361
  Weighted average shares outstanding, diluted                       1,730,361                         1,730,361

See accompanying notes to condensed consolidated financial statements

Item 1. Continued
First Community Financial Corporation
Condensed Consolidated Statements of Income (Loss)
(Unaudited)
(dollars in thousands)

                                                                           Three Months Ended          Six Months Ended
                                                                                June 30,                    June 30,
                                                                          -------------------          ----------------
                                                                            1999        1998            1999      1998
                                                                          -------       -----          ------     -----
Net income (loss)                                                           ($713)      $ 252           ($379)    $ 602
                                                                          -------       -----          ------     -----
Unrealized gain (loss) on available for sale securities                      (558)        (49)           (764)      (65)

Reclassification of net (gains) losses recognized in net income               (24)        (30)           (136)      (55)

Income taxes relating to unrealized gain on available
  for sale securities                                                         198          27             306        41
                                                                          -------       -----          ------     -----
Other comprehensive income (loss)                                            (384)        (52)           (594)      (79)
                                                                          -------       -----          ------     -----
Comprehensive income (loss)                                               ($1,097)      $ 200           ($973)    $ 523
                                                                          =======       =====          ======     =====

See accompanying notes to condensed consolidated financial statements

Item 1. Continued
First Community Financial Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

(dollars in thousands)                                                                                     Six months ended
                                                                                                               June 30,
                                                                                                            1999        1998
                                                                                                            ----        ----
Cash flows from operating activities:
  Net income (loss)                                                                                        ($379)     $  602
  Adjustments to reconcile net income (loss) to net cash provided by operating activities
     Provision for loan losses                                                                               180         200
     Depreciation                                                                                            169          98
     Accretion of discounts on securities, net                                                              (101)
     Provision for deferred income taxes                                                                    (560)        (15)
     Originantions of loans held for sale                                                                 (4,426)
     Proceeds from sale of loans held for sale                                                             3,112         287
     Net loss (gains) on sale of loans                                                                       (16)        (19)
     Other operating activities                                                                             (313)        306
                                                                                                        --------     -------
     Net cash provided by (used in) operating activities                                                  (2,334)      1,459
                                                                                                        --------     -------
Investing activities:
  Purchases of investment securities available for sale                                                  (21,201)     (4,005)
  Purchases of investment securities held to maturity                                                          0        (865)
  Proceeds from redemption of securities and mortgage-backed securities available for sale                12,360       3,313
  Proceeds from maturities of securities held to maturity                                                      0       9,189
  Proceeds from principal repayment of mortgage-backed securities available for sale                         908
  Proceeds from principal repayment of mortgage-backed securities held to maturity                             0         705
  Net increase in loans held for investment                                                               (7,405)     (8,685)
  Purchases of premises and equipment                                                                       (366)       (484)
                                                                                                        --------     -------
 Net cash used in investing activities                                                                   (15,704)       (833)
                                                                                                        --------     -------
Financing activities:
  Net increase (decrease) in deposit accounts                                                             (2,505)      1,498
  Repayments of FHLB borrowings, net of proceeds                                                                      (1,000)
  Proceeds from issuance of stock                                                                         25,206
                                                                                                        --------     -------
Net cash provided by financing activities                                                                 22,701         498
                                                                                                        --------     -------
Increase in cash and cash equivalents                                                                      4,663       1,124

Cash and cash equivalents, beginning of year                                                               6,907       5,871
                                                                                                        --------     -------
Cash and cash equivalents, end of  period                                                               $ 11,570     $ 6,995
                                                                                                        ========     =======

See accompanying notes to condensed consolidated financial statements

     Item 1.   Continued
     First Community Financial Corporation and Subsidiary
     Notes to Condensed Consolidated Financial Statements

1.   Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim information and with the instructions to FORM 10-Q SB. Accordingly, they do not include all ot the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been Included. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

2.   Conversion from Mutual to Stock form of Ownership

     On June 14, 1999, members of Community Savings Bank, SSB eligible to vote at a a special meeting, voted to approve the conversion of Community Savings Bank, SSB. The conversion involved the transformation of Community Savings Bank, SSB from mutual to stock form, First Community's acquisition of all of the outstanding capital stock of Community Savings Bank, SSB and First Community's sale of its common stock to the depositors and borrowers of Community Savings Bank, SSB and other persons who had the right to purchase shares. The sale was completed June 21,1999, and First Community Financial Corporation began trading on June 21,1999 on the NASDAQ national markets exchange under the symbol "FCFN".

3.   Analysis of Allowance for Loan Loss

                                                       Six months ended June 30,
                                                       -------------------------
                                                        1999               1998
                                                        ----               ----

     Beginning balance                                 $ 1,331            $   781

     Provision for loan loss                               180                200

     Net charge-offs                                       (15)                 0
                                                       -------            -------
     Balance, end of period                            $ 1,496            $   981
                                                       =======            =======
     Ratio of net charge-offs to average loans
             outstanding                                 -0.01%              0.00%

     Ratio of allowance to total loans outstanding        1.10%              0.79%
             at end of period

     Ratio of allowance to total nonperforming
             assets at end of period                    114.37%            410.46%

     Item 1.   Continued
     First Community Financial Corporation and Subsidiary
     Notes to Condensed Consolidated Financial Statements

4.   Net Income (Loss) Per Share of Common Stock
     Basic income (loss) per share of common stock is computed by dividing net income (loss) by the weighted average number of common shares outstanding (less unearned ESOP shares) during the period. Diluted net income (loss) per share of common stock is computed by dividing net income (loss) by the weighted average number of common shares and common stock equivalents outstanding during the period. For loss periods, diluted net loss per share is the same as basic net loss per share. The inclusion of common stock equivalents in loss periods would be anti dilutive. For the three and six month periods ended June 30, 1999, the weighted average number of shares outstanding was 1,730,361. Net income (loss) per share is computed from the date of conversion.

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

Financial Condition At June 30, 1999
Compared to December 31, 1998

Total assets increased 12.5% to $194.5 million at June 30, 1999, compared to $172.9 million at December 31, 1998. The increase in assets was principally a result of $ 25.2 million of net proceeds received from the company's successful initial public offering completed June 21, 1999.

Loans held for investment, net of reserves increased 5.7% at June 30, 1999 to $134.5 million from December 31, 1998 balance of $127.2 million. At June 30,1999, approximately 66.9% of the Community Savings' gross loan portfolio consisted of loans secured by one- to- four family residential properties. At December 31, 1998, 75.1% of gross loans were secured by 1-4 family residential properties. Loan production continued to emphasize commercial and consumer credits in an effort to diversify the loan portfolio and reduce the reliance on single family 1-4 residential loans.

Securities increased 24.2% at June 30, 1999 to $38.6 million compared to the December 31, 1998 balance of $31.1 million. The increase in securities is directly attributable to the proceeds received from the initial public offering. The six-month average balance on securities decreased 10.9 % for the period ended June 30, 1999 to $31.1 million compared to the $34.9 million-six month average balance on securities for the six month period ended June 30, 1998.

Deposits decreased to $137.9 million at June 30, 1999 from $140.4 million at December 31, 1998, a decrease of 1.8%. The decrease in deposits was principally due to depositors withdrawing funds from accounts to purchase First Community Financial Corporation common stock issued in the initial public offering.

Borrowed funds, collateralized through an agreement with the Federal Home Loan Bank ("FHLB"), remained unchanged at $5 million at June 30, 1999. The FHLB borrowings float with one-month LIBOR index and mature annually at September 30. The borrowings are matched with a Collateralized Mortgage Obligation (CMO) in a structured, leveraged, match funded arbitrage. The CMO floats at 95 basis points over the one-month LIBOR index. The CMO collateralizes the FHLB borrowings.

Asset Quality

First Community's non-performing assets (loans 90 days or more delinquent and fore- closed real estate and repossessed assets) were $1.3 million, or 0.67% of total assets, at June 30, 1999, compared to $248 thousand, or 0.14% of total assets, at December 31, 1998. Loans charged-off against the allowance for loan losses for the six-month period ended June 30, 1999 totaled $15 thousand or .01% of average loans outstanding.

Management performs a four-step procedure in determining the appropriate level for the allowance for loan losses. First, at the end of each quarter, loan department personnel perform a review of the bank's loan portfolio. Individual loans are assigned an internal classification designation of unclassified, substandard, doubtful, or loss based on historical performance and specific circumstances known to the bank regarding the financial situation of the customer. Next, impaired loans are identified and a determination is made as to the necessity of creating a specific allowance. Any impairment allowance is based on the expected cash flows and the collateral available. There were two materially impaired loans totaling $884 thousand at June 30,1999. A specific impairment allowance was established in the amount of $281 thousand. Next, the substandard and doubtful classifications are analyzed and a risk percentage is determined considering each type of loan and the severity of any probable loss. All loans categorized as "loss" are fully reserved. The final procedure is to assign risk percentages to unclassified loans based on historical and industry information regarding probable, yet unidentifiable, losses inherent in the portfolio. Industry factors are adjusted to reflect individual bank circumstances. Since First Community is entering new lines of business with little past experience to draw on in the areas of commercial, construction and consumer lending, an entry period of higher than industry norm loss is reflected in the risk percentages assigned these loan categories.

In the opinion of management, the general allowance for loan losses of $1.2 million and the specific reserve of $281 thousand at June 30, 1999 were adequate to cover probable losses.

Results of Operation for the three month period ended June 30,1999 compared to June 30, 1998

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

NET INCOME

A net loss of $713 thousand was recorded for the three month period ended June 30, 1999, compared to net income of $251 thousand for the three month period ended June 30,1998. The net loss was primarily due to a non-recurring $1.5 million contribution to the Community Savings Charitable Foundation. The contribution was stipulated in the Company's mutual to stock conversion plan. The initial public offering was successfully completed June 21, 1999. Recurring earnings for the three months ended June 30, 1999 were $277 thousand compared to $252 thousand for the prior year period. Recurring earnings represent earnings computed without including the effect of the $1.5 million non-recurring contribution.

INTEREST INCOME

Interest income increased 1.5% for the three months ended June 30, 1999 compared to the three months ended June 30, 1998. The increase in interest income can be principally attributed to the 25.7% increase in interest on securities resulting from the investing of proceeds received during the initial public offering process.

INTEREST EXPENSE

Interest expense decreased 9.2% for the three months ended June 30, 1999 compared to the three months ended June 30,1998. The decrease in interest expense was a result of 8.5% decrease in interest expense on deposits reflecting management's efforts to refine deposit-pricing schemes. The 23.1% decrease in interest expense on FHLB borrowing reflects a 12.3% balance decrease in outstanding borrowings from $5.7 million at June 30,1998 to $5 million at June 30,1999 and a moderately lower interest rate environment.

NET INTEREST INCOME

Net interest income before the provision for loan losses, for the three-month period ended June 30, 1999, increased 14.4% or $207 thousand compared to the three-month period ended June 30,1998. The primary ingredient affecting the positive growth in net interest income was the increase in Federal Home Loan Bank overnight deposits interest income and securities interest income caused by increased balances available for investment from the influx of proceeds received during the Company's initial public offering process.

PROVISION FOR LOAN LOSSES

A provision of $90 thousand was added to the allowance for loan losses, increasing the period end balance to $1.5 million or 1.10% of outstanding loans. A provision of $100 thousand was added to the allowance for loan losses for the period ending June 30, 1998. The increase to the allowance reflects the significant change in the loan portfolio composition.

NON-INTEREST INCOME

Non-interest income increased $71 thousand or 60.1% to $190 thousand for the three-month period ended June 30, 1999 compared to the three-month period ended June 30,1998. Although management is encouraged by the increase in non-interest income, continued emphasis will be placed on improving non-interest income revenue. A wholly owned subsidiary of the Community Savings, Community Financial Services, Inc., a retail securities broker and financial advisor, was formed in December 1997, for the sole purpose of enhancing non-interest income. This newly formed subsidiary contributed $50 thousand or 26.3% of the current period non-interest income.

NON-INTEREST EXPENSE

Non-interest expense increased 173.1% or $1.7 million for the three months ended June 30, 1999 compared to the three-month period ended June 30,1998.The increase in non-interest expense is due primarily to a $1.5 million non-recurring contribution to the Community Savings Charitable Foundation. Fifty-one thousand dollars or 53% of the increase in equipment and occupancy expense was incurred related to upgrading in-house computer equipment for preventative measures related to Y2K. Compensation has increased $62 thousand or 10.1% due to attracting and retaining commercial bank personnel needed to implement the company's long-term objectives.

INCOME TAXES

The income tax benefit for the three month period ended June 30,1999 was $253 thousand compared to a provision of $211 thousand for the three months ended June 30, 1998, a decrease of $464 thousand from the prior year. The decline in the tax provision was a result of deferred taxes associated with the $1.5 million contribution to the Community Savings Charitable Foundation.

Results of Operation for the six month period ended June 30,1999 compared to June 30, 1998

NET INCOME

Because of the $1.5 million non-recurring contribution to Community Savings Charitable Foundation, a net loss of $379 thousand was recorded for the six month period ended June 30, 1999 compared to net income of $602 thousand for the six month period June 30, 1998. Recurring earnings for the six months ended June 30, 1999 were $611 thousand compared to $602 thousand for the six month period ended June 30, 1998.

INTEREST INCOME

Interest income increased $82 thousand or 1.3% for the six months ended June 30, 1999 to $6.3 million at June 30, 1999 compared to $6.2 million at June 30, 1998. The increase in interest income can be principally attributed to a 2.8% increase in interest and fees on loans. Interest income on securities decreased 6% or $67 thousand, as the six-month average balance on securities decreased 10.9 % for the period ended June 30, 1999 to $31.1 million compared to the $34.9 million-six month average balance on securities for the six month period ended June 30, 1998.

INTEREST EXPENSE

Interest expense decreased 8.1% for the six months ended June 30, 1999 compared to the six months ended June 30,1998. The decrease in interest expense was a result of 7.2% decrease in interest expense on deposits reflecting management's efforts to refine deposit-pricing schemes. The 24.5% decrease in interest expense on FHLB borrowing reflects a 12.3% balance decrease in outstanding borrowings from $5.7 million at June 30,1998 to $5 million at June 30,1999.

NET INTEREST INCOME

Net interest income before the provision for loan losses, for the six-month period ended June 30, 1999, increased 13.1% or $363 thousand compared to the six-month period ended June 30,1998. The primary ingredients affecting the positive growth in net interest income was due to the increase in interest and fees on loans and the decrease in interest expense on deposits and FHLB borrowings.

Comparable spreads and net interest margins were as follows:

                  Annualized Yield     Annualized Yield
                     on Interest         on Interest       Annualized   Annualized
                   Earning Assets    Bearing Liabilities     Spread       Margin
                  -----------------  --------------------  -----------  -----------
Six Months
  Ended
June 30, 1999          7.58%               4.46%               3.12%        3.76%

Six Months
  Ended
June 30, 1998          7.86%               4.98%               2.88%        3.48%

PROVISION FOR LOAN LOSSES

A provision of $180 thousand was added to the allowance for loan losses, increasing the period end balance to $1.5 million or 1.10% of outstanding loans. A provision of $200 thousand was added to the allowance for loan losses for the period ending June 30, 1998. The increase to the allowance reflects the significant change in the loan portfolio composition.

NON-INTEREST INCOME

Non-interest income increased $210 thousand or 88.6% to $448 thousand for the six-month period ended June 30, 1999 compared to the six-month period ended June 30,1998. Although management is encouraged by the increase in non-interest income, continued emphasis will be placed on improving non-interest income revenue. A wholly owned subsidiary of the Community Savings, Community Financial Services, Inc., a retail securities broker and financial advisor, was formed in December 1997, for the sole purpose of enhancing non-interest income. This newly formed subsidiary contributed $81 thousand or 18.1% of the current period non-interest income.

NON-INTEREST EXPENSE

Non-interest expense increased 116.7% or $2.1 million for the six months ended June 30, 1999 compared to the six-month period ended June 30,1998. The increase in non-interest expense is due primarily to a $1.5 million non-recurring contribution to the Community Savings Charitable Foundation. One hundred thousand dollars or 52% of the increase in equipment and occupancy expense was incurred related to upgrading in-house computer equipment for preventative measures related to Y2K. Compensation has increased $312 thousand or 28.4% due to hiring, retaining and attracting commercial bank personnel needed to implement the company's long-term objectives.

INCOME TAXES

The income tax benefit for the six-month period ended June 30,1999 was $144 thousand compared to a provision of $397 thousand for the six months ended June 30, 1998, a decrease of $542 thousand from the prior year. The decline in the tax provision is a result of deferred taxes associated with the $1.5 million contribution to the Community Savings Charitable Foundation.

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

At June 30, 1999, the estimated market value of liquid assets (cash, cash equivalents, and marketable securities) was approximately $50.2 million, representing 35.1% of deposits and borrowed funds. As Community Savings continues to grow its loan portfolio liquidity will continue to be leveraged.

The primary uses of liquidity are to fund loans, provide for deposit fluctuations and invest in other non-loan earning assets when excess liquidity is available. At June 30, 1999, outstanding off-balance sheet commitments to extend credit in the form of loan origination's totaled $14.7 million. Available lines of credit totaled $6 million. Management considers current liquidity levels adequate to meet the Company's cash flow requirements.

CAPITAL

Shareholder's equity at June 30, 1999 was $47.4 million, an increase of $24.3 million or 104.9% from $23.1 million at December 31, 1998 and an increase of $24 million or 102.9% from $23.4 million one year earlier. The increase is due to the Company's initial public offering issuance of 1,880,798 shares of no par common stock that was completed June 21, 1999. Included in shareholder's equity at June 30, 1999 was $447 thousand, net of tax, of accumulated other comprehensive loss related to unrealized losses on securities available for sale compared to $19 thousand of accumulated other comprehensive income related to unrealized gains one year earlier. Also included in shareholder's equity at June 30, 1999 was $2.3 million of unearned common stock for the Employee Stock Ownership Plan, representing 150,217 shares.

FDIC regulations require banks to maintain certain capital adequacy ratios, leverage ratios and risk-based capital ratios. Banks supervised by the FDIC must maintain a minimum leverage ratio of core (Tier I) capital to average adjusted assets ranging from 3% to 5%. At June 30, 1999, Community Savings' ratio of Tier I capital to average assets was 17.5%. The FDIC's risk-based capital guidelines require banks to maintain risk-based capital to risk-weighted assets of at least 8%. Risk-based capital for Community Savings is defined as Tier I capital and the reserve for loan losses. At June 30, 1999, Community Savings had a ratio of qualifying total capital to risk-weighted assets of 43.64%.

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

First Community retains the services of a third party data processing service center to processes loan, deposit, general ledger, retail platform systems and compliance data for the Bank. The Company in conjunction with its data processing service center, conducted a Y2K test during October 1998 along with eleven of the service center's other clients. Fifteen errors were detected during the test. Fourteen of the errors were cosmetic, having to do with the appearance of the year rather than then a true data error. The fourteen cosmetic errors were corrected during the test period. The one actual Y2K error that was reported, a General Ledger closeout of 1999 occurring in January 2000, was repaired and successfully re-tested during a November 1998 test.

First Community has replaced nearly all-existing software and 100% of all hardware with year 2000 certified compliant systems. Several of the Bank's telecommunications systems have been replaced with year 2000 compliant systems. All mission critical functions have been tested. Operating plans are being developed which would be implemented in the event power failures or failures in communications equipment prevent use of computer systems serving Community Savings or otherwise impair Community Savings operations. Management is in the process of identifying customers who pose Y2K risks to the institution, and is developing the necessary capabilities to adequately respond to the risks identified.

The cost to bring all systems up to Y2K specifications are expected to total $550,000 of which amount approximately $428,000 has been incurred. There can be no guarantee that the systems of other companies on which First Community relies will be converted in a timely manner, or that First Community's actions will effectively deal with all potential Year 2000 problems. Any such failures in addressing potential Year 2000 problems could have a materially adverse effect on the bank and on First Community.

Recent Events

On July 15, 1999 Community Savings Bank, a wholly-owned subsidiary of First Community Financial Corporation, increased an existing securities leveraged arbitrage position by $25 million. The Bank purchased $25 million of US Agency Collateralized Mortgaged Obligations that re-price monthly at 75 basis points over LIBOR. The purchased securities were funded by borrowings from the Federal Home Loan Bank of Atlanta, GA that re-price monthly at LIBOR. The arbitrage should realize $124 thousand net income, after tax, per annum.


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

          (a)  Exhibits

               27.01.1 Financial Data Schedule

          (b)  Reports on Form 8-K.

               None.

                                   SIGNATURE


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

          First Community Financial Corporation
          -------------------------------------
                       Registrant



          Date August 10,1999           /S/ Christopher B. Redcay
               --------------           -------------------------
                                        Christopher B. Redcay
                                        Treasurer and Chief Financial Officer