Form 10QSB
period 1999-09-30
FIRST COMMUNITY FINANCIAL CORP /NC/
filed 1999-10-29
CIK 1076657

                      Securities and Exchange Commission
                            Washington, D.C. 20549

                                 Form 10 - QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT
             OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 1999

Commission file number:  000-26117


                     FIRST COMMUNITY FINANCIAL CORPORATION
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

        NORTH CAROLINA                                56-2119954
-------------------------------       ------------------------------------------
(State or other jurisdiction of       (I.R.S. Employer Identification Number)
incorporation or organization)


                708 SOUTH CHURCH STREET, BURLINGTON, N.C. 27215
--------------------------------------------------------------------------------
                   (Address of principal executive offices)


                                 336-229-2744
--------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

                                NOT APPLICABLE
--------------------------------------------------------------------------------
       (Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. State the number of shares outstanding of each issuer's classes of common equity, as of the latest practicable date:

                          Yes   X             No ______
                             -------

   1,880,798 common shares, no par value, were outstanding as of September
                                   30, 1999.

                     FIRST COMMUNITY FINANCIAL CORPORATION
                                AND SUBSIDIARY

                                     INDEX

                                                                                                         Page
PART I   FINANCIAL INFORMATION                                                                          Number
Item 1   Financial Statements

         Condensed Consolidated Balance Sheets                                                             1
         September 30, 1999 (unaudited) and December 31, 1998

         Condensed Consolidated Statements of Income (Loss)                                                2
         Three months and nine months ended September 30, 1999 and 1998 (unaudited)

         Condensed Consolidated Statements of Comprehensive Income (Loss)                                  3
         Three months and nine months ended September 30, 1999 and 1998 (unaudited)

         Condensed Consolidated Statements of Cash Flows                                                   4
         Nine months ended September 30, 1999 and 1998 (unaudited)

         Notes to Condensed Consolidated Financial Statements                                         5  - 6

Item 2   Management's Discussion and Analysis of Financial Condition                                  7 - 15
         and Results of Operations

PART II  OTHER INFORMATION

Item 1   Legal Proceedings                                                                                15

Item 2   Changes in Securities and Use of Proceeds                                                        15

Item 3   Defaults Upon Senior Securities                                                                  15

Item 4   Submission to Matters to a vote of Security Holders                                              15

Item 5   Other Information                                                                                16

Item 6   Exhibits and Reports on Form 8-K                                                                 16

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

First Community Financial Corporation
Condensed Consolidated Balance Sheets
(dollars in thousands)

                                                                                 September 30, 1999
                                                                                    (unaudited)        December 31, 1998
                                                                                 ------------------    -----------------
                              Assets
Cash and cash equivalents                                                             $     6,953          $     6,907

Investment securities:
  Available for sale                                                                       25,451               16,477
Mortgaged-backed securities
  Available for sale                                                                       41,443               14,628

FHLB stock, at cost which approximates market                                               1,800                1,369

Loans receivable held for sale                                                              1,602
Loans receivable held for investment, net                                                 141,585              127,230

Premises and equipment                                                                      2,530                2,407
Other assets                                                                                5,348                3,918
                                                                                      -----------          -----------
                              Total assets                                            $   226,712          $   172,936
                                                                                      ===========          ===========
                 Liabilities and Shareholders' Equity
Deposits:
    Demand                                                                            $    16,505          $    16,506
    Savings                                                                                16,239               18,119
    Large denomination certificates of deposit                                             17,044               18,506
    Other certificates of deposit                                                          89,237               87,286
                                                                                      -----------          -----------
                              Total deposits                                              139,025              140,417

Borrowed money                                                                             36,000                5,000
Other liabilities                                                                           3,939                4,362
                                                                                      -----------          -----------
                              Total liabilities                                           178,964              149,779

Shareholders' Equity:
    Preferred stock,
        Authorized 5,000,000 shares; no shares issued and outstanding
    Common stock, no par value:
       20,000,000 shares authorized; 1,880,798 shares issued and outstanding               28,212
    Retained earnings                                                                      22,339               23,010
    Unearned ESOP shares, 147,685 shares                                                   (2,216)
    Accumulated other comprehensive income (loss)                                            (587)                 147
                                                                                      -----------          -----------
             Total shareholders' equity                                                    47,748               23,157
                                                                                      -----------          -----------

         Total liabilities and shareholders' equity                                   $   226,712          $   172,936
                                                                                      ===========          ===========

See accompanying notes to condensed consolidated financial statements

Item 1. Continued
First Community Financial Corporation
Condensed Consolidated Statements of Income (Loss)
(Unaudited)
(dollars in thousands)

                                                           Three Months Ended September 30,      Nine Months Ended September 30,
                                                          ----------------------------------    ---------------------------------
                                                             1999                   1998           1999                   1998
                                                          ----------             -----------    ----------             ----------
Interest income:
   Interest and fees on loans                             $    2,692             $     2,281    $    7,990             $    7,430
   Interest and dividends on investments                       1,038                     895         2,080                  2,003
                                                          ----------             -----------    ----------             ----------
               Total interest income                           3,730                   3,176        10,070                  9,433

Interest expense:
   Interest on deposits                                        1,464                   1,656         4,536                  4,966
   Interest on borrowed money                                    372                      81           503                    255
                                                          ----------             -----------    ----------             ----------
               Total interest expense                          1,836                   1,737         5,039                  5,221
                                                          ----------             -----------    ----------             ----------
Net interest income before provision for loan losses           1,894                   1,439         5,031                  4,212
Provision for loan losses                                         90                     150           270                    350
                                                          ----------             -----------    ----------             ----------
               Net interest income                             1,804                   1,289         4,761                  3,862
                                                          ----------             -----------    ----------             ----------
Other income:
          Total other operating income                           199                     139           647                    377

General and administrative expenses:
   Compensation and fringe benefits                              769                   1,100         2,179                  2,199
   Occupancy                                                      63                      56           188                    158
   Furniture and fixtures                                         88                      69           260                    163
   Advertising                                                    41                      69           101                    155
   Data processing                                                40                     145           144                    215
   Contributions                                                   3                      53         1,513                     60
   Other                                                         215                     295           762                    650
                                                          ----------             -----------    ----------             ----------
      Total general and administrative expenses                1,219                   1,787         5,147                  3,600
                                                          ----------             -----------    ----------             ----------
Income (loss) before income taxes                                784                    (359)          261                    639

Income tax expense (benefit)                                     286                    (190)          142                    207
                                                          ----------             -----------    ----------             ----------
Net income (loss)                                         $      498                   ($169)   $      119             $      432
                                                          ==========             ===========    ==========             ==========
PER SHARE DATA, calculated from June 21, 1999, the
date of the Company's initial public offering
  Earnings per share, basic                                     0.29                                  0.13
  Earnings per shared, diluted                                  0.29                                  0.13
  Weighted average shares outstanding, basic               1,731,470                             1,731,370
  Weighted average shares outstanding, diluted             1,731,470                             1,731,370

See accompanying notes to condensed consolidated financial statements

Item 1. Continued
First Community Financial Corporation
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(dollars in thousands)

                                                                     Three Months Ended      Nine Months Ended
                                                                        September 30,          September 30,
                                                                     ------------------     ------------------
                                                                       1999      1998         1999      1998
                                                                     --------  --------     --------  --------
Net income (loss)                                                      $ 498    ($169)       $  119     $432
                                                                     --------  --------     --------  --------
Unrealized gain (loss) on available for sale securities                 (202)     148          (966)      83

Reclassification of net (gains) losses recognized in net income          (10)     (30)         (146)     (85)

Income taxes relating to unrealized gain (loss) on available
  for sale securities                                                     72      (40)          378        1
                                                                     --------  --------     --------  --------

Other comprehensive income (loss)                                       (140)      78          (734)      (1)

Comprehensive income (loss)                                            $ 358     ($91)        ($615)    $431
                                                                     ========  ========     ========  ========

See accompanying notes to condensed consolidated financial statements

Item 1. Continued
First Community Financial Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(dollars in thousands)

                                                                        Nine months ended             Nine months ended
                                                                           September 30,                 September 30,
                                                                        1999          1998           1999             1998
                                                                     ----------    ----------    ------------     ------------
Cash flows from operating activities:
  Net income                                                         $      119    $      432    $    119,374     $    432,364
  Adjustments to reconcile net income to net cash provided
   by operating activities
     Provision for loan losses                                              270           350         270,000          350,000
     Depreciation                                                           253           147         252,680          146,818
     Accretion of discounts on securities, net                             (162)           (1)       (161,581)          (1,022)
     Provision for deferred income taxes                                   (457)         (320)       (456,769)        (320,424)
     Originations of loans held for sale                                 (5,199)                   (5,198,718)
     Proceeds from sale of loans held for sale                            3,616         5,920       3,615,967        5,919,840
     Net loss (gains) on sale of loans                                      (19)          (24)        (19,230)         (24,360)
     Other operating activities                                          (1,005)          347      (1,005,238)         346,540
                                                                     ----------    ----------    ------------     ------------
     Net cash provided by (used in) operating activities                 (2,584)        6,850      (2,583,515)       6,849,756
                                                                     ----------    ----------    ------------     ------------
Investing activities:
  Purchases of investment securities available for sale                 (55,507)      (15,658)    (55,507,416)     (15,657,775)
  Proceeds from redemption of securities and mortgage-backed
   securities available for sale                                         15,815        12,031      15,814,982       12,031,052
  Proceeds from maturities of securities held to maturity                     0        11,425                       11,425,167
  Proceeds from principal repayment of mortgage-backed
   securities available for sale                                          2,507                     2,507,439
  Proceeds from principal repayment of mortgage-backed
   securities held to maturity                                                0         1,885                        1,884,809
  Net increase in loans held for investment                             (14,626)      (18,816)    (14,625,699)     (18,816,231)
  Purchases of premises and equipment                                      (375)         (447)       (374,831)        (447,413)
                                                                     ----------    ----------    ------------     ------------
            Net cash used in investing activities                       (52,186)       (9,580)    (52,185,525)      (9,580,391)
                                                                     ----------    ----------    ------------     ------------
Financing activities:
  Net increase (decrease) in deposit accounts                            (1,391)        3,327      (1,391,183)       3,326,592
  FHLB borrowings                                                        31,000             0      31,000,000
  Repayments of FHLB borrowings                                               0        (1,700)              0       (1,700,000)
  Proceeds from issuance of stock                                        25,206                    25,205,673
                                                                     ----------    ----------    ------------     ------------
            Net cash provided by financing activities                    54,814         1,627      54,814,490        1,626,592
                                                                     ----------    ----------    ------------     ------------

Increase in cash and cash equivalents                                        45        (1,104)         45,450       (1,104,043)

Cash and cash equivalents, beginning of period                            6,907         5,871       6,907,124        5,870,727
                                                                     ----------    ----------    ------------     ------------
Cash and cash equivalents, end of period                             $    6,953    $    4,767    $  6,952,574     $  4,766,684
                                                                     ==========    ==========    ============     ============

See accompanying notes to condensed consolidated financial statements

Item 1. Continued
First Community Financial Corporation
Notes to Condensed Consolidated Financial Statements

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

2.   Conversion from Mutual to Stock form of Ownership

     On June 14, 1999, members of Community Savings Bank, SSB eligible to vote at a special meeting, voted to approve the conversion of Community Savings Bank, SSB. The conversion involved the transformation of Community Savings Bank, SSB from mutual to stock form, First Community's acquisition of all of the outstanding capital stock of Community Savings Bank, SSB and First Community's sale of its common stock to the depositors and borrowers of Community Savings Bank, SSB and other persons who had the right to purchase shares. The sale was completed June 21, 1999, and First Community Financial Corporation began trading on June 21, 1999 on the NASDAQ national markets exchange under the symbol "FCFN". 1,880,798 shares of no par common stock were issued raising $25.2 million of net proceeds.

3.   Analysis of Allowance for Loan Loss

                                                      Nine months ended September 30,
                                                     ---------------------------------
                                                         1999                  1998
                                                     ------------          -----------
     Beginning balance                               $      1,331          $       781

     Provision for loan loss                         $        270          $       350

     Net charge-offs                                          (15)                   0

     Balance, end of period                          $      1,586          $     1,131
                                                     ============          ===========
     Ratio of net charge-offs to average loans
         outstanding                                        -0.01%                0.00%

     Ratio of allowance to total loans outstanding           1.09%                0.87%
         at end of period

     Ratio of allowance to total nonperforming
         assets at end of period                           116.19%              518.81%

Item 1. Continued
First Community Financial Corporation
Notes to Condensed Consolidated Financial Statement

4.   Net Income (Loss) Per Share of Common Stock

     Basic Income (loss) per share common stock is computed by dividing net income (loss) by the weighted average number of common shares outstanding (less unearned ESOP shares) during the period. Diluted net income (loss) per share of common stock is computed by dividing net income (loss) by the weighted average number of common shares and common stock equivalents outstanding during the period. For loss periods, diluted net loss per share is the same as basic net loss per share. The inclusion of common stock equivalents in loss periods would be anti dilutive. For the three month period ended September 30, 1999, the weighted average number of shares outstanding was 1,731,470. For the nine month period ended September 30, 1999, the weighted average number of shares outstanding was 1,731,370. Net income (loss) per share is computed from the date of conversion.

PART I.  FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

Information set forth below contains certain forward-looking statements, which are based on assumptions, and describes future plans, strategies and expectations of First Community Financial Corporation ("First Community" or "the company"). These forward-looking statements are generally identified by use of the words "believe", "expect", "intend", "anticipate", "estimate", "project", or similar expressions. First Community's ability to predict results or the actual effect of future plans and strategies is inherently uncertain. Factors which could have a materially adverse effect on the operations of First Community and its wholly owned subsidiary, Community Savings Bank, SSB ("Community Savings") include, but are not limited to, changes in: interest rates, general economic conditions, legislation and regulation, monetary and fiscal policies of the U.S. Government including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in its market area and accounting principles and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

Financial Condition At September 30, 1999
Compared to December 31, 1998

Total assets increased 17.5% to $226.7 million at September 30, 1999, compared to $172.9 million at December 31, 1998. The increase in assets was principally a result of $ 25.2 million of net proceeds received from the company's successful initial public offering completed June 21, 1999 and a leveraged securities transaction initiated in July 1999 in the amount of $25 million.

Loans held for investment, net of reserves, increased 11.3% at September 30, 1999 to $141.6 million from the December 31, 1998 balance of $127.2 million. At September 30, 1999, approximately 64.3% of the Community Savings' gross loan portfolio consisted of loans secured by one- to- four family residential properties. At December 31, 1998, 75.1% of gross loans were secured by 1-4 family residential properties. Loan production continued to emphasize commercial and consumer credits in an effort to diversify the loan portfolio and reduce the reliance on single family 1-4 residential loans. Commercial loans have increased 62.6% or $11.3 million since December 31, 1998 and the Construction loan portfolio has increased 64.1% or $6 million since December 31, 1998.

Securities increased 115.2% at September 30, 1999 to $66.9 million compared to the December 31, 1998 balance of $31.1 million. The increase in securities is attributable to the re-investment of the proceeds received from the initial public offering and a $25 million leveraged bond transaction initiated July 15, 1999. The nine-month average balance of securities increased 24.6% for the period ended September
30, 1999 to $42.4 million compared to the $34.1 million average balance on securities for the nine month period ended September 30, 1998.

Deposits decreased to $139 million at September 30, 1999 from $140.4 million at December 31, 1998, a decrease of 1%. Depositors withdrew $2.9 million from Community Savings Bank deposit accounts to purchase First Community Financial Corporation common stock issued in the initial public offering. Normal deposit growth of $ 1.5 million replaced 52% of investors' withdrawals. The Bank incurred a net decrease of $1.4 million in deposits for the nine month period ended September 30, 1999. Local deposit competition is very strong.

Borrowed funds, collateralized through an agreement with the Federal Home Loan Bank ("FHLB"), increased to $36 million at September 30, 1999 from $5 million at December 31, 1998, an increase of 620%. $30 million of the FHLB borrowings float with one-month LIBOR index and mature bi-annually at September 30, 2001. The borrowings are matched with Collateralized Mortgage Obligations (CMO's) in a structured, leveraged, match funded arbitrage. The CMO's reprice monthly at 80 basis points over the one-month LIBOR index. The remaining $6 million of FHLB borrowings are short-term proceeds used to facilitate normal loan growth and deposit fluctuations.

Asset Quality

First Community's non-performing assets (loans 90 days or more delinquent and fore- closed real estate and repossessed assets) were $1.4 million, or 0.60% of total assets, at September 30, 1999, compared to $248 thousand, or 0.14% of total assets, at December 31, 1998. Loans charged-off against the allowance for loan losses for the nine-month period ended September 30, 1999 totaled $15 thousand or .01% of average loans outstanding.

Management performs a four-step procedure in determining the appropriate level for the allowance for loan losses. First, at the end of each quarter, loan department personnel perform a review of the bank's loan portfolio. Individual loans are assigned an internal classification designation of unclassified, substandard, doubtful, or loss based on historical performance and specific circumstances known to the bank regarding the financial situation of the customer. Next, impaired loans are identified and a determination is made as to the necessity of creating a specific allowance. Any impairment allowance is based on the expected cash flows and the collateral available. There were two materially impaired loans totaling $897 thousand at September 30, 1999. A specific impairment allowance was established in the amount of $282 thousand. Next, the substandard and doubtful classifications are analyzed and a risk percentage is determined considering each type of loan and the severity of any probable loss. All loans categorized as "loss" are fully reserved. The final procedure is to assign risk percentages to unclassified loans based on historical and industry information regarding probable, yet unidentifiable, losses inherent in the portfolio. Industry factors are adjusted to reflect individual bank circumstances. Since First Community is entering new lines of business with little past experience to draw on in the areas of commercial, construction and consumer lending, an entry period of higher than industry norm loss is reflected in the risk percentages assigned these loan categories.

In the opinion of management, the general allowance for loan losses of $1.3 million and the specific reserve of $282 thousand at September 30, 1999 were adequate to cover probable losses.

Results of Operation for the three month periods ended September 30, 1999 and
1998

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

NET INCOME

Net income of $498 thousand was recorded for the three month period ended September 30, 1999, compared to a net loss of $169 thousand for the three month period ended September 30, 1998, a $667 thousand or 394% improvement. The increase in net income is primarily due to a 31.6% increase in net interest income or $455 thousand, and a $330 thousand or 30% reduction in compensation, as a deferred compensation plan has been fully funded.

INTEREST INCOME

Interest income increased 17.5% for the three months ended September 30, 1999 compared to the three months ended September 30, 1998. The increase in interest income is two fold. Interest and fees on loans increased 18% or $411 thousand reflecting managements continued emphasis on developing commercial, construction and consumer lending. Interest on securities increased 16% resulting from the investing of proceeds received during the initial public offering process and an arbitrage in the amount of $25 million booked July 15, 1999.

INTEREST EXPENSE

Interest expense increased 5.7% for the three months ended September 30, 1999 compared to the three months ended September 30,1998. The increase in interest expense was a result of an 11.6% decrease in interest expense on deposits reflecting management's efforts to refine deposit-pricing schemes. A $291 thousand increase in interest expense on FHLB borrowing reflects a $31 million balance increase in outstanding borrowings from $5 million at September 30, 1998 to $36 million at September 30, 1999.

NET INTEREST INCOME

Net interest income before the provision for loan losses, for the three-month period ended September 30, 1999, increased 31.6% or $455 thousand compared to the three-month period ended September 30, 1998. The positive growth in net interest income was due to the 17.5% increase in interest income for the period compared to a 5.7% increase in interest expense.

PROVISION FOR LOAN LOSSES

A provision of $90 thousand was added to the allowance for loan losses, increasing the period end balance to $1.6 million or 1.09% of outstanding loans. A provision of $150 thousand was added to the allowance for loan losses for the three-month period ending September 30, 1998. The increase to the allowance reflects the significant change in the loan portfolio composition.

NON-INTEREST INCOME

Non-interest income increased $71 thousand or 43% to $199 thousand for the three-month period ended September 30, 1999 compared to the three-month period ended September 30, 1998. Although management is encouraged by the increase in non-interest income, continued emphasis will be placed on improving non-interest income revenue. A wholly owned subsidiary of the Bank, Community Financial Services, Inc., a retail securities broker and financial advisor, was formed in the fourth quarter of 1997, for the sole purpose of enhancing non-interest income. This newly formed subsidiary contributed $65 thousand or 32.5% of non-interest income for the three-month period ended September 30, 1999.

NON-INTEREST EXPENSE

Non-interest expense decreased 31.8% or $568 thousand for the three months ended September 30, 1999 compared to the three-month period ended September 30, 1998. The decrease in non-interest expense is due primarily to a $331 thousand reduction in compensation expense as a deferred compensation plan had been fully funded as of December 31, 1998. The decrease in non-interest expense was also the result of $104 thousand or 72.2% reduction in data processing servicer expense related to a computer system upgrade in 1998 and a $50 thousand reduction in contributions and $29 thousand reduction in advertising expense. The Bank incurred a $19 thousand dollar or 28.2% increase in equipment and fixtures expense primarily related to upgrading in-house computer equipment.

INCOME TAXES

The income tax provision for the three month period ended September 30,1999 was $286 thousand compared to an income tax benefit of $190 thousand for the three months ended September 30, 1998, an increase of $476 thousand from the prior year period. This principally results from the increase in earnings before income taxes.

Results of Operation for the nine month periods ended September 30, 1999 and
1998

NET INCOME

Net income for the nine months ended September 30, 1999 was $119 thousand, a decrease of $313 thousand or 72%. Net income for the nine month period ended September 30, 1998 was $432 thousand. Earnings for the nine month period ended September 30, 1999 were significantly impacted by a $1.5 million non-recurring contribution to Community Savings Charitable Foundation, established as a component of the initial public offering completed June 21, 1999. Recurring earnings for the nine months ended September 30, 1999 were $1.1 million.

INTEREST INCOME

Interest income increased $636 thousand or 6.75% for the nine months ended September 30, 1999 to $10.1 million at September 30, 1999 compared to $9.4 million for the nine months ended September 30, 1998. The increase in interest income can be principally attributed to a $21.2 million increase in the average balance of securities and loans receivable from 1998 to 1999, offset by a decrease in the average annualized rate earned on all interest bearing assets from 7.80% to 7.44%.

INTEREST EXPENSE

Interest expense decreased 3.5% for the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998. The decrease in interest expense was principally a result of a 48 basis point decrease in the annualized rate paid on interest bearing liabilities reflecting management's efforts to refine deposit-pricing schemes. This rate decrease was offset by a $10.9 million increase in the average balance outstanding of interest bearing liabilities. FHLB borrowings increased to $36 million at September 30, 1999 from $5 million at September 30, 1998.

NET INTEREST INCOME

Net interest income before the provision for loan losses, for the nine month period ended September 30, 1999, increased 19.4% or $818 thousand compared to the nine month period ended September 30, 1998. The primary ingredients affecting the positive growth in net interest income were a 6.75% increase in interest income and a 3.5% decrease in interest expense.

Comparable spreads and net interest margins were as follows:

                       Annualized Yield     Annualized Yield
                          on Interest         on Interest       Annualized   Annualized
                        Earning Assets    Bearing Liabilities     Spread       Margin
                       -----------------  --------------------  -----------  -----------
Nine Months
    Ended
 September 30, 1999          7.44%               4.44%              3.00%        3.72%

Nine Months
    Ended
 September 30, 1998          7.80%               4.92%              2.88%        3.48%

PROVISION FOR LOAN LOSSES

A provision of $270 thousand was added to the allowance for loan losses, increasing the period end balance to $1.6 million or 1.09% of outstanding loans at September 30, 1999. A provision of $350 thousand was added to the allowance for loan losses for the period ending September 30, 1998. The increase to the allowance reflects the significant change in the loan portfolio composition.

NON-INTEREST INCOME

Non-interest income increased $270 thousand or 71.7% to $647 thousand for the nine month period ended September 30, 1999 compared to the nine month period ended September 30, 1998. Although management is encouraged by the increase in non-interest income, continued emphasis will be placed on improving non-interest income revenue. A wholly owned subsidiary of the Bank, Community Financial Services, Inc., a retail securities broker and financial advisor, was formed in December 1997, for the sole purpose of enhancing non-interest income. This newly formed subsidiary contributed $146 thousand or 22.6% of the current period non-interest income.

NON-INTEREST EXPENSE

Non-interest expense increased 43% or $1.5 million for the nine months ended September 30, 1999 compared to the nine month period ended September 30, 1998. The increase in non-interest expense is due primarily to a $1.5 million non-recurring contribution to the Community Savings Charitable Foundation.

INCOME TAXES

Income tax expense for the nine month period ended September 30, 1999 was $142 thousand compared to a provision of $207 thousand for the nine months ended September 30, 1998, a decrease of $65 thousand from the prior year. The net decrease in the tax provision is principally a result of the 60% decrease in income before income taxes as previously discussed above.

LIQUIDITY

The Company's policy is to maintain adequate liquidity to meet continuing loan demand and withdrawal requirements while paying normal operating expenses and satisfying regulatory liquidity guidelines. Maturing securities, principal repayments of loans and securities, deposits, income from operations and borrowings are the main sources of liquidity. Short-term investments (overnight investments with the Federal Home Loan Bank and Federal Funds Sold) and short-term borrowings (Federal Home Loan Bank advances, Repurchase Agreements and Federal Funds Purchased) are the primary cash management liquidity tools. The investment portfolio provides secondary liquidity.

At September 30, 1999, the estimated market value of liquid assets (cash, cash equivalents, and marketable securities) was approximately $73.8 million, representing 42.2% of deposits and borrowed funds. As Community Savings continues to grow, its loan portfolio liquidity will continue to be leveraged.

The primary uses of liquidity are to fund loans, provide for deposit fluctuations and invest in other non-loan earning assets when excess liquidity is available. At September 30, 1999, outstanding off-balance sheet commitments to extend credit in the form of loan originations totaled $16.8 million. Available lines of credit totaled $5.6 million. Management considers current liquidity levels adequate to meet the Company's cash flow requirements.

CAPITAL

Shareholder's equity at September 30, 1999 was $47.8 million, an increase of $24.6 million or 106.5% from $23.1 million at December 31, 1998 and an increase of $24.5 million or 105.2% from $23.3 million one year earlier. The increase is principally due to the Company's initial public offering issuance of 1,880,798 shares of no par common stock that was completed June 21, 1999. Included in shareholder's equity at September 30, 1999 was $587 thousand, net of tax, of accumulated other comprehensive loss related to unrealized losses on securities available for sale compared to $97 thousand of accumulated other comprehensive income related to unrealized gains one year earlier. Also included in shareholder's equity at September 30, 1999 was $2.2 million of unearned common stock for the Employee Stock Ownership Plan, representing 147,712 shares of common stock.

FDIC regulations require banks to maintain certain capital adequacy ratios, leverage ratios and risk-based capital ratios. Banks supervised by the FDIC must maintain a minimum leverage ratio of core (Tier I) capital to average adjusted assets ranging from 3% to 5%. At September 30, 1999, Community Savings' ratio of Tier I capital to average assets was 14.9%. The FDIC's risk-based capital guidelines require banks to maintain risk-based capital to risk-weighted assets of at least 8%. Risk-based capital for Community Savings is defined as Tier I capital and the reserve for loan losses. At September 30, 1999, Community Savings had a ratio of qualifying total capital to net risk-weighted assets of 26.6%.

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

First Community retains the services of a third party data processing service center to process loan, deposit, general ledger, retail platform systems and compliance data for the Bank. The Company in conjunction with its data processing service center, conducted a Y2K test during October 1998 along with eleven of the service center's other clients. Fifteen errors were detected during the test. Fourteen of the errors were cosmetic, having to do with the appearance of the year rather than then a true data error. The fourteen cosmetic errors were corrected during the test period. The one actual Y2K error that was reported, a General Ledger closeout of 1999 occurring in January 2000, was repaired and successfully re-tested during a November 1998 test.

First Community has replaced nearly all-existing software and 100% of all hardware with year 2000 certified compliant systems. Several of the Bank's telecommunications systems have been replaced with year 2000 compliant systems. All mission critical functions have been tested. A Comprehensive Business Resumption Plan has been developed which would be implemented in the event power failures or failures in communications equipment prevent use of computer systems serving Community

Savings or otherwise impair Community Savings operations. System-wide testing of the Business Resumption Plan was conducted September 21, 1999 for the Accounting and Operations departments. On October 4, 1999, the plan was tested for the retail branches and the Loan Department. Although both tests were successful, the Bank's Y2K team will continue to verify off-line and alternate manual procedures through the end of the 1999 calendar year. Management has identified those clients who pose Y2K risks to the institution, and is developing the necessary capabilities to monitor and adequately respond to the risks identified.

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

Recent Events
None

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