Form 10KSB
period 1999-12-31
FIRST COMMUNITY FINANCIAL CORP /NC/
filed 2000-03-30
CIK 1076657

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                            ______________________

                                  FORM 10-KSB
(Mark One)

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934
      For the fiscal year ended    December 31, 1999
                                --------------------

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the fiscal year ended ___________________


                      Commission file number   000-26117
                                            ------------

                     FIRST COMMUNITY FINANCIAL CORPORATION
                     -------------------------------------
            (Exact name of registrant as specified in its charter)

          North Carolina                                  56-2119954
     ------------------------                        --------------------
  (State or other jurisdiction of          (I.R.S. Employer Identification No.)
  incorporation or organization)


        708 South Church Street
       Burlington, North Carolina                          27216
    --------------------------------                    ----------
(Address of principal executive office)                 (Zip Code)

     Registrant's telephone number, including area code   (336) 227-2744
                                                        -----------------

       Securities Registered Pursuant to Section 12(b) of the Act:  None
                                                                  --------

          Securities Registered Pursuant to Section 12(g) of the Act:

                          Common Stock, no par value
                  ------------------------------------------
                               (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes   X    No
                                         -----

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State registrant's revenues for most recent fiscal year.      $14,978,997
                                                          -----------------

State the aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. $ 23,727,134 common stock, no par value, based on the closing price
       ---------------------------------------------------------------------
of such common stock on  February 29, 2000
------------------------------------------

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 1,880,798 shares of common
                                                 --------------------------
stock, no par value, outstanding at March 1, 2000.
--------------------------------------------------

                                    PART I

ITEM 1.   BUSINESS

General

     First Community Financial Corporation (the "Company") was incorporated on October 7, 1998 to serve as the holding company for Community Savings Bank, Inc., ("Community Savings" or the "Bank") upon the Bank's conversion from a state chartered mutual savings bank to a state chartered stock savings bank ("Conversion"). The Company completed the Conversion on June 21, 1999 through the sale and issuance of 1,880,798 shares of common stock. Since the Conversion, the Company has had no significant assets other than the outstanding capital stock of the Bank, a portion of the net proceeds of the Conversion which it has invested, and a promissory note evidencing a loan made by the Company to the Bank's employee stock ownership plan, and the Company's principal business has been the business of the Bank. Information set forth in this report relating to periods prior to the Conversion, including financial statements and related data relates to the Bank.

     The Company's office is located at 708 South Church Street, Burlington, North Carolina 27216. The Bank conducts its business through three full services offices in Burlington, North Carolina, one full service office in Graham, North Carolina, and one loan origination office in Burlington.

     The Bank was originally chartered in 1934. It is a member of the Federal Home Loan Bank ("FHLB") system and its accounts are federally insured up to allowable limits. The Bank is primarily engaged in soliciting deposit accounts from business and the general public and making commercial loans, construction loans, residential real estate loans, home equity line of credit loans, consumer loans and various investments.

     The operations of the Bank and depository institutions in general are significantly influenced by general economic conditions and by related monetary and fiscal policies of depository institution regulatory agencies, including the Federal Reserve, the Federal Deposit Insurance Corporation (the "FDIC") and the North Carolina Administrator, Savings Institutions Division, North Carolina Department of Commerce (the "Administrator"). Deposit flows and cost of funds are influenced by interest rates on competing investments and general market rates of interest. Lending activities are affected by the demand for financing of real estate and other types of loans, which in turn are affected by the interest rates at which such financing may be offered and other factors affecting local demand and availability of funds.

     The Company and the Bank are collectively referred to herein as "First Community."

Market Area

     First Community's primary market area consists of the communities in Alamance County, North Carolina. Alamance County is located in the Piedmont area of North Carolina east of Greensboro and west of Durham. Its 1990 population was 108,213 and was expected to grow to 120,759 by the year 2010. Employment in Alamance County is diversified among manufacturing, agricultural, retail and wholesale trade, government, services and utilities. Major employers in Alamance County include LabCorp., Alamance County-Burlington Public Schools, Burlington Industries, Inc. and Glen Raven Mills. Based upon 1999 comparative data, First Community had 9.74% of the deposits in Alamance County.

Lending Activities

     General. First Community's primary source of revenue is interest and fee income from its lending activities, primarily consisting of commercial loans and mortgage loans for the purchase or refinancing of homes located in its primary market area. First Community also makes home equity line of credit loans, construction loans, and various types of consumer loans. As of December 31, 1999, only 20% of First Community's loan portfolio, before net items, was not secured by real estate. On December 31, 1999, First Community's largest single outstanding loan had a balance of approximately $2.75 million. In addition to interest earned on loans, First Community receives fees in connection with loan originations, loan servicing, loan modifications, late payments, loan assumptions and other miscellaneous services. First Community generally originates its fixed-rate mortgage loans with the intention that they will be sold in the secondary market. Its other loans are generally held in its portfolio.

     Loan Portfolio Composition. First Community's net loan portfolio totaled approximately $150.7 million at December 31, 1999 representing 65.3% of First Community's total assets. On that date, 61% of First Community's loan portfolio, before net items, was composed of home mortgage loans. Commercial, financial and agricultural loans represented 21.1% of First Community loan portfolio, before net items, and construction loans and home equity loans represented 10% and 3.7%, respectively, of First Community's loan portfolio, before net items, on that date. Consumer loans represented 4% of the loan portfolio, before net items. As of December 31, 1999, 65% of the loans in First Community loan portfolio, before net items, had adjustable interest rates.

The following table sets forth the composition of First Community loan portfolio by type of loan at the dates indicated.

                                                                                 December 31,
                                                       ---------------------------------------------------------------------
                                                           1999           1998            1997        1996           1995
                                                       ------------   -----------     -----------   ----------    ----------
                                                                                 (In thousands)
Mortgage                                                 $ 93,941       $ 90,834        $ 97,581      $84,652       $74,638
Home equity Line of Credit                                  5,647          4,671           4,778        4,131         3,619
Construction                                               15,393          9,291           5,871        1,058             0
Commercial, financial, agriculture                         32,478         18,029           6,120          400             1
Consumer                                                    6,234          4,387           1,686          333           231
Held for sale                                                 213              0             287        2,256         2,254
                                                       ------------   -----------     -----------   ----------    ----------
     Total gross loans                                    153,906        127,212         116,323       92,830        80,742


Less:
     Unearned fees and discounts                            (588)          (448)           (439)        (363)         (303)
     Loans in Process                                       (736)          1,798           (270)      (3,848)       (2,418)
     Allowance for loan loss                              (1,839)        (1,332)           (781)        (492)         (431)
                                                       ------------   -----------     -----------   ----------    ----------
                                                       ------------   -----------     -----------   ----------    ----------

Net loans receivable                                     $150,743       $127,230        $114,833      $88,127       $77,590
                                                       ============   ===========     ===========   ==========    ==========

     The following table sets forth the time to contractual maturity or repricing of First Community's loan portfolio at December 31, 1999. Loans which have adjustable rates are shown as being due in the period during which rates are next subject to change, while fixed rate and other loans are shown as due in the period of contractual maturity. Demand loans, loans having no stated maturity and overdraft loans are reported as due in one year or less. The table does not include prepayments or scheduled principal repayments. Amounts in the table are net of loans in process and are net of unamortized loan fees.

                                                                 Maturity or Repricing as of December 31, 1999
                                           ---------------------------------------------------------------------------------------
                                                                                 (In Thousands)

                                              One year     One to Three    Three to Five    Five to Ten    Over Ten        Total
                                              --------     ------------    -------------   ------------    --------        -----
Mortgage                                       47,289         26,188          19,288           1,176              0        93,941
Home Equity                                     5,647                                                                       5,647
Construction loans                             15,393                                                                      15,393
Commercial, financial and agricultural         32,478                                                                      32,478
Consumer                                        2,163          2,098             974             999                        6,234
Loans held for sale                                25             42              34             111                          212
Less: Reserves for loan losses and             (1,839)                                                                     (1,839)
     Loans in process                            (735)                                                                       (735)
     unearned fees                               (588)                                                                       (588)
                                           -----------     ----------      ----------      ----------   -----------    -----------

                                               99,833         28,328          20,296           2,286              0       150,743
                                           ===========     ==========      ==========      ==========   ===========    ===========

     The following table sets forth the dollar amount at December 31, 1999 of all loans maturing or repricing more than one year after December 31, 1999 which have fixed or adjustable interest rates.

                                                     (In Thousands)
                                         Fixed         Adjustable       Totals
                                         -----         ----------       ------
Mortgage                                 3,439          43,213          46,652
Loans held for sale                        187               -             187
Consumer                                 4,071               -           4,071
                                    -----------     -----------     -----------
     Total                               7,697          43,213          50,910
                                    -----------     -----------     -----------

     Origination and Sale of Loans. Most of the fixed interest rate home mortgage loans originated by First Community are underwritten in conformity with Federal National Mortgage Association ("FNMA") or Federal Home Loan Mortgage Corporation ("FHLMC") underwriting standards and are sold to FHLMC or other secondary market purchasers. Loans are generally sold without recourse. First Community generally continues to service the loans it sells to FHLMC, which generates servicing fee income. Adjustable rate mortgage loans are generally held in First Community's portfolio.

     Home Mortgage Lending. Historically, First Community's primary lending activity has been the origination of mortgage loans to enable borrowers to purchase or refinance homes. As First Community continues its determined mission of transition to a commercial banking operation, new commercial and consumer loan production will outpace rates of growth in mortgage loan production. On December 31, 1999, approximately 61% of First Community's loan portfolio, before net items, consisted of home mortgage loans, a decline from 92% at December 31, 1995. Consistent with First Community's emphasis on being a community-oriented financial institution, it is and has been First Community's strategy to focus its lending efforts in its primary market area and in surrounding areas. First Community's home mortgage loan portfolio includes both loans secured by detached single-family residences and condominiums and loans secured by housing containing not more than four separate dwelling units.

     First Community originates conventional mortgage loans secured by owner-occupied property in amounts of up to 95% of the value of the property. Private mortgage insurance is generally required if the loan amount exceeds 80% of the value of the property. The loans have both fixed and adjustable rates; however, fixed rate home mortgage loans are generally sold in the secondary market. The maximum term for home mortgage loans is 30 years. Substantially all of the fixed-rate loans in First Community's mortgage loan portfolio have due on sale provisions allowing First Community to declare the unpaid balance due and payable in full upon the sale or transfer of an interest in the property securing the loan.

     The interest rates on adjustable rate loans are generally fixed for the first one, three or five year period of the loan term and thereafter adjust annually. Many adjustable rate loans have rates which are fixed for the first five years of the loan term. Rate changes on adjustable rate loans are now generally tied to the rates of one-year United States treasury securities adjusted to a constant maturity of one year. Some older adjustable rate loans are indexed to a cost of funds index. The loans have rate caps which limit the amount of changes at the time of each adjustment and over the lives of the loans. Adjustable rate loans are generally considered to involve a greater degree of credit risk than fixed rate loans because borrowers may have difficulty meeting their payment obligations if interest rates and required payment amounts increase substantially. While home mortgage loans are normally originated for up to 30 year terms, First Community estimates that such loans remain outstanding for only approximately 80 months, because borrowers often prepay their loans in full upon sale of the property pledged as security or upon refinancing the original loan. Actual loan maturity is a function of, among other factors, the level of purchase and sale activity in the real estate market, prevailing interest rates, and the interest rates payable on outstanding loans.

     First Community generally requires title insurance for its home mortgage loans. First Community also generally requires that fire and extended coverage casualty insurance (and, if appropriate, flood insurance) be maintained in an amount at least equal to the greater of the loan amount or replacement cost of the improvements on the property securing the loans.

     Commercial, Financial and Agricultural Lending. On December 31, 1999, First Community had $32.5 million outstanding in commercial, financial and agricultural loans, comprising 21% of its loan portfolio, before net items. These loans are generally secured by apartments, office, retail and other commercial real estate or by church properties or other real estate in First Community's primary market area. These loans generally do not exceed 80% of the appraised value of the collateral securing the loans. First Community also provides floor plan financing of used automobile dealerships, which loans are secured by inventories of used automobiles. Commercial loans generally have terms of up to five years. Most commercial loans have adjustable interest rates which are generally tied to prime lending rates. First Community generally requires title insurance in connection with its commercial, financial and agricultural loans which are secured by real estate. First Community also generally requires that fire and extended coverage casualty insurance (and, if appropriate, flood insurance) be maintained in an amount at least equal to the greater of the loan amount or the replacement cost of the improvements on the property securing the loans.

     Commercial loans generally are larger than home mortgage loans and involve greater concentration of assets and a greater degree of risk. Payments on these loans depend to a large degree on results of operations and management of the properties and may be affected to a greater extent by adverse conditions in real estate markets or the economy in general. Since commercial lending is frequently secured by leased or operating commercial properties, repayment frequently depends upon the results of operations of the tenant or operating entity. Commercial loans also generally involve more specialized and complicated underwriting decisions than home mortgage lending. First Community has significantly increased its commercial, financial and agricultural lending in recent years and intends to continue to increase the percentage of its loan portfolio devoted to such loans.

     Construction Lending. First Community makes construction loans for the construction of single-family dwellings and for the construction of multi-family residential and commercial buildings. The aggregate outstanding balance of such loans on December 31, 1999 was approximately $15.4 million, representing approximately 10% of First Community's loan portfolio, before net items. Some of these loans were made to persons who are constructing properties for the purpose of occupying them; others were made to builders who were constructing properties for sale. Loans made to builders are generally "pure" construction loans, which require the payment of interest during the construction period of generally one year or less and the payment of the principal in full at the end of the construction period. Loans made to individual property owners are both "pure" construction loans and "construction-permanent" loans. Construction-permanent loans generally provide for the payment of interest only during a construction period, after which the loans generally convert to permanent loans with adjustable interest rates having terms similar to home mortgage loans.

     Construction loans for one-to-four family real estate to be occupied by the borrower generally have a maximum loan-to-value ratio of up to 95% of the appraised value of the property. Other construction loans are made at loan to value ratios of up to 80%. Title insurance is generally required for construction loans. In addition, First Community generally requires builders risk or casualty insurance (and, if appropriate, flood insurance) on such loans.

     Construction loans are generally considered to involve a higher degree of risk than long-term financing secured by real estate which is already occupied. A lender's risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at the completion of construction and the accuracy of the estimated cost (including interest) of construction. If the estimate of construction costs proves to be inaccurate, the lender may be required to advance funds beyond the amount originally committed to permit completion of construction. Also, if the estimate of anticipated value proves to be inaccurate, the lender may have security which has value insufficient to assure full repayment. In addition, repayment of loans made to builders to finance construction of properties for sale is often dependent upon the builder's ability to sell the property once construction is completed.

     Home Equity Lending. At December 31, 1999, First Community had approximately $5.6 million in home equity line of credit loans, representing approximately 4% of its loan portfolio, before net items. First Community's home equity lines of credit have adjustable interest rates tied to prime interest rates plus a margin. The home equity lines of credit require payments of principal and interest monthly, and all outstanding amounts must be paid in full at the end of 15 years. Home equity lines of credit are generally secured by subordinate liens against residential real property. First Community requires title opinions from attorneys in connection with these loans. First Community requires that fire and extended coverage casualty insurance (and, if appropriate, flood insurance) be maintained in an amount at least sufficient to cover its loan. Home equity loans are generally limited so that the amount of such loans, along with any senior indebtedness, does not exceed 80% of the value of the real estate security.

     Because home equity loans involve revolving lines of credit which can be drawn over a period of time, First Community faces risks associated with changes in the borrower's financial condition. Because home equity loans have adjustable interest rates, increased delinquencies could occur if interest rates increase and borrowers are unable to satisfy higher payment requirements.

     Consumer Lending. First Community offers various consumer loans, including automobile loans, boat loans, mobile home loans, loans secured by deposit accounts, overdraft protection account loans and other secured and unsecured loans. At December 31, 1999, First Community consumer loan portfolio totaled $6.2 million, representing 4% of its total loan portfolio, before net items. Automobile loans generally have terms not exceeding 60 months, have fixed interest rates and do not exceed 90% of the fair market value of the automobile securing the loan. Other types of consumer loans have terms and collateral requirements tailored to match the type of loan being made. First Community generally does not make unsecured loans exceeding $50,000.

     Consumer lending usually involves more risk than residential mortgage lending because payment patterns are more significantly influenced by general economic conditions and because any collateral for such loans frequently consists of depreciating property.

     Loan Solicitation, Processing and Underwriting. Loan originations are derived from a number of sources such as referrals from real estate brokers, present depositors and borrowers, builders, attorneys, walk-in customers and in some instances, other lenders.

     During its loan approval process, First Community assesses the applicant's ability to make principal and interest payments on the loan and the value of the property securing the loan. First Community obtains detailed written loan applications to determine the borrower's ability to repay and verifies responses on the loan application through the use of credit reports, financial statements, and other confirmations. First Community analyzes the loan application and the property involved, and an appraiser inspects and appraises the property. First Community generally requires independent fee appraisals on mortgage loans. Loan officers appraise properties securing consumer loans unless the collateral is complex and justifies an independent fee appraisal. Collateral securing commercial loans of over $250,000 is appraised by outside fee appraisers. First Community also obtains information concerning the income, financial condition, employment and the credit history of the applicant.

     Normally, upon approval of a home mortgage loan application, First Community gives a commitment to the applicant that it will make the approved loan at a stipulated rate any time within a 60 day period. The loan is typically funded at such rate of interest and on other terms which are based on market conditions existing as of the date of the commitment. As of December 31, 1999, First Community had $15.4 million in unfunded loan commitments. In addition, on such date First Community had $7.3 million in undisbursed lines of credit.

     Nonperforming Assets and Asset Classification. When a borrower fails to make a required payment on a loan and does not cure the delinquency promptly, the loan is classified as delinquent. In this event, the normal procedure followed by First Community is to make contact with the borrower at prescribed intervals in an effort to bring the loan to a current status, and late charges are assessed as allowed by law. In most cases, delinquencies are cured. If a delinquency is not cured, First Community normally, subject to any required prior notice to the borrower, commences foreclosure proceedings. If the loan is not reinstated within the time permitted for reinstatement, or the property is not redeemed prior to sale, the property may be sold at a foreclosure sale. In foreclosure sales, First Community may acquire title to the property through foreclosure, in which case the property so acquired is offered for sale and may be financed by a loan involving terms more favorable to the borrower than those normally offered.

     Any property acquired as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until such time as it is sold or otherwise disposed of by First Community in an effort to recover its investment. Real estate acquired through, or in lieu of, foreclosure is carried at the lower of the estimated fair value of the property less estimated costs to sell or the carrying amount of the defaulted loan plus accrued unpaid interest. The carrying amount is subsequently reduced by additional allowances which are charged to earnings if the estimated fair value declines below its initial value plus any capitalized costs. Costs relating to the development and improvement of the property are capitalized, and costs relating to holding the property are charged to expenses. As of December 31, 1999, First Community had no real estate acquired in settlement of loans.

     Loans, including impaired loans, are generally classified as nonaccrual and accrual of interest is suspended if they are past due as to maturity or payment of principal or interest for a period of more than 90 days, unless such loans are well-secured and in the process of collection. If a loan or a portion of a loan is classified as doubtful (as discussed below) or is partially charged off, the loan is generally classified as nonaccrual. Loans that are on a current payment status or past due less than 90 days may also be classified as nonaccrual if repayment in full of principal and/or interest is in doubt.

     Loans may be returned to accrual status when all principal and interest amounts contractually due (including arrearages) are reasonably assured of repayment within an acceptable period of time, and there is a sustained period of repayment performance (generally a minimum of six months) by the borrower.

     While a loan is classified as nonaccrual and the future collectibility of the recorded loan balance is doubtful, collections of interest and principal are generally applied as a reduction to principal outstanding, except in the case of loans with scheduled amortization for which the payment is generally applied to the oldest payment due. When the future collection of the recorded loan balance is expected, interest income may be recognized on a cash basis limited to that which would have been recognized on the recorded loan balance at the contractual interest rate. Receipts in excess of that amount are recorded as recoveries to the allowance for loan losses until prior charge-offs have been fully recovered.

     The following table sets forth information with respect to nonperforming assets identified by First Community, including accruing loans 90 days past due, non-accruing loans and real estate owned at the dates indicated.

                                                                               December 31,
                                                               1999        1998    1997      1996    1995
                                                            ----------  --------- -------  -------  ------
                                                                              (In Thousands)
Loans 90 days past due and still accruing - Mortgage          $  142      $ 131    $ 241    $ 217    $ 124
Loans 90 days past due and still accruing - Consumer              11         26        -        -        -
Loans 90 days past due and still accruing - Commercial             3          -        -        -        -
Nonaccrual and impaired loans                                  1,176          -        -        -        -
Repossessed Assets                                                 -          7        -        -        -
Real estate owned                                                  -         84        -        -      103
                                                            ----------  --------- -------  -------  ------
     Total nonperforming assets                               $1,332      $ 248    $ 241    $ 217    $ 227
                                                            ==========  ========= =======  =======  ======
Nonperforming loans, net oreo and repos to total loans          0.87%      0.12%    0.21%    0.23%    0.29%

Non performing assets to total assets                           0.58%      0.14%    0.14%    0.14%    0.15%

     Applicable regulations require First Community to "classify" its own assets on a regular basis. In addition, in connection with examinations of savings institutions, regulatory examiners have authority to identify problem assets and, if appropriate, classify them. Problem assets are classified as "substandard," "doubtful" or "loss," depending on the presence of certain characteristics as discussed below.

     An asset is considered "substandard" if not adequately protected by the current net worth and paying capacity of the obligor or the collateral pledged, if any. "Substandard" assets include those characterized by well-defined weakness with possible risk of loss if the deficiency is not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard" with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable." Assets classified "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a loss reserve is not warranted.

     As of December 31, 1999, First Community had approximately $3.1 million of loans internally classified as "substandard," $250,000 of loans classified as "doubtful" and no loans classified as "loss." Total classified loans as of December 31, 1999, 1998 and 1997 were approximately $3.3 million, $1.5 million and $1.1 million, respectively.

     When an insured institution classifies problem assets as either substandard or doubtful, it is required to establish general allowances for loan losses in an amount deemed prudent by management. These allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities and the risks associated with particular problem assets. When an insured institution classifies problem assets as "loss," it charges off, or writes down the balance of, the asset. First Community's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the FDIC and the Administrator which can order the establishment of additional loss allowances.

     In addition First Community identifies impaired loans and a determination is made as to the necessity of creating a specific allowance. Any impairment allowance is based on the expected cash flows and the collateral available. There were four loans identified as impaired totaling $1.2 million at December 31,1999. A specific impairment allowance was established in the amount of $250,000.

     First Community also identifies assets which possess credit deficiencies or potential weaknesses deserving close attention by management. These assets are maintained on a "special mention" listing and do not yet warrant adverse classification. At December 31, 1999, First Community had no loans categorized as special mention.

     Allowance for Loan Losses. In originating loans, First Community recognizes that credit losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a secured loan, the quality of the security for the loan, as well as general economic conditions. It is management's policy to maintain an adequate allowance for loan losses based on, among other things, First Community's historical loan loss experience, evaluation of economic conditions and regular reviews of delinquencies and loan portfolio quality. Specific allowances are provided for individual loans when ultimate collection is considered questionable by management after reviewing the current status of loans which are contractually past due and considering the net realizable value of the security for the loans.

     In recent periods, First Community has significantly increased its allowance for loan losses to reflect the greater inherent risks associated with the increasing size of First Community's loan portfolio and, in particular, the increasing size of its commercial, construction and consumer loan portfolio.

     Management continues to actively monitor First Community's asset quality, to charge off loans against the allowance for loan losses when appropriate and to provide specific loss reserves when necessary. Although management believes it uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions differ substantially from the economic conditions in the assumptions used in making the initial determinations.

     The following table describes the activity related to First Community's allowance for loan losses for the periods indicated.

                                                                                          As of December 31,
                                                               1999            1998             1997          1996           1995
                                                            ---------        ---------       ----------     ---------     ----------
                                                                                          (In Thousands)
Beginning balance                                             $1,331             $781           $492           $431           $431

Provision for loan loss                                          560              550            360             60              -

Charge-offs - mortgage                                            52                -             71              -              1
Recoveries - mortgage                                              -                -              -             (1)            (1)
                                                            ---------        ---------       ----------     ---------     ----------
     Net charge-offs                                              52                -             71             (1)             0
                                                            ---------        ---------       ----------     ---------     ----------

Balance, end of period                                        $1,839           $1,331           $781           $492           $431
                                                            =========        =========       ==========     =========     ==========

Ratio of net charge-offs to average loans
     outstanding                                                0.04%             0.0%          0.07%          0.00%          0.00%

Ratio of allowance to total loans outstanding
     at end of period                                           1.19%            1.05%          0.67%          0.53%          0.53%

Ratio of allowance to total nonperforming
     assets at end of period                                  138.06%          536.69%        324.07%        226.73%        189.87%

(1) This entire amount was charge off in connection with a single mortgage loan.

     The following table sets forth the composition of the allowance for loan losses by type of loan at the dates indicated. The allowance is allocated to specific categories of loans for statistical purposes only, and may be applied to loan losses incurred in any loan category.

                                                                           December, 31,
                                   --------------------------------------------------------------------------------------------
                                                1999                          1998                            1997
                                   -----------------------------  -----------------------------  ------------------------------
                                                                          (In Thousands)
                                                       % of                           % of                           % of
                                       Amount of  loans to gross      Amount of  loans to gross      Amount of  loans to gross
                                       Allowance      loans           Allowance      loans           Allowance      loans
                                       ---------      -----           ---------      -----           ---------      -----
Mortgage                                 $432         61%                $452       71%                $578          84%
Home equity line of credit                20           4%                 136        4%                  39           4%
Construction                              330         10%                 170        7%                  62           5%
Commercial, financial, agriculture        891         21%                 283       14%                  78           5%
Consumer                                  166          4%                  90        3%                  24           2%
                                   -----------------------------  -----------------------------  ------------------------------
Total                                   $1,839       100%              $1,131      100%                $781         100%

                                      ---------------------------------------------------------
                                                 1996                          1995
                                      -------------------------    ----------------------------
                                                       % of                           % of
                                       Amount of  loans to gross      Amount of  loans to gross
                                       Allowance      loans           Allowance      loans
                                       ---------      -----           ---------      -----
Mortgage                                 $378           94%             $358            96%
Home equity line of credit                 25            4%               69             4%
Construction                               15            1%                0             0%
Commercial, financial, agriculture         49          0.5%                0             0%
Consumer                                   25          0.5%                4             0%
                                      -------------------------    ----------------------------
Total                                    $492          100%             $431           100%

Investment and Mortgage-Backed Securities

     Interest and dividend income from investment and mortgage-backed securities generally provides the second largest source of income to First Community after interest on loans. In addition, First Community receives interest income from deposits in other financial institutions and from federal funds sold. At December 31, 1999, First Community's investment and mortgage-backed securities portfolio totaled approximately $63.7 million, consisting primarily of U.S. government and agency securities, municipal bonds, corporate bonds and participation certificates issued by the Government National Mortgage Association ("GNMA") FNMA, FHLMC and Real Estate Mortgage Investment Conduits ("REMICS").

     Investments in mortgage-backed securities involve a risk that, because of changes in the interest rate environment, actual prepayments will be greater than estimated prepayments over the life of the security, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments, thereby reducing the net yield on such securities. There is also reinvestment risk associated with the cash flows from such securities. In addition, the market value of such securities may be adversely affected by changes in interest rates.

     The Financial Accounting Standards Board has issued SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" which addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. These investments are to be classified in three categories and accounted for as follows: (1) debt securities that the entity has the positive intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost; (2) debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with net unrealized gains and losses included in earnings; and (3) debt and equity securities not classified as either held-to-maturity or trading securities are classified as securities available-for-sale and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of equity. At December 31, 1999, all of First Community investment securities and mortgage-backed securities were classified as available for sale.

     The amortized cost of securities classified as held-to-maturity or available-for-sale is adjusted for amortization of premiums and accretion of discounts to maturity, or in the case of mortgage-backed securities, over the estimated life of the security. Such amortization is included in interest income from investments. Interest and dividends are included in interest income from investments. Realized gains and losses, and declines in value judged to be other than temporary are included in net securities gains (losses). The cost of securities sold is based on the specific identification method.

     As a member of the Federal Home Loan Bank of Atlanta, the Bank is also required to maintain an investment in stock of the Federal Home Loan Bank of Atlanta equal to the greater of 1% of First Community outstanding home loans or 5% of its outstanding advances from the Federal Home Loan Bank of Atlanta. No ready market exists for such stock, which is carried at cost. As of December 31, 1999, the Bank's investment in stock of the Federal Home Loan Bank of Atlanta was $1.6 million.

     The following table sets forth certain information regarding First Community's investment and mortgage-backed securities portfolio at the dates indicated.

Book value of securities                                     December 31,
                                                      1999       1998      1997
                                                     -------   -------   -------
                                                            (In Thousands)
Debt securities
   US Government and Agency Obligations:
   US Treasury securities - Held to maturity                 --        --   $ 6,347
   US Treasury securities - Available for sale               --     1,536     4,013
   Federal Agency securities - Held to maturity              --        --     6,955
   Federal Agency securities - Available for sale        18,708    12,328     4,990
                                                        -------   -------   -------
               Total U.S. Government Agency             $18,708   $13,864   $22,305
                                                        -------   -------   -------

   Municipal securities - Held to maturity                   --        --   $    95
   Municipal securities - Available for sale              2,417     2,598        --
                                                        -------   -------   -------
               Total Municipal Securities               $ 2,417   $ 2,599   $    95
                                                        -------   -------   -------

   Corporate Securities - Available for sale            $ 3,498        --        --
                                                        -------   -------   -------
               Total Corporate Securities               $ 3,498        --        --
                                                        -------   -------   -------

   Mortgage backed securities
      GNMA - Held to maturity                                --        --   $ 2,254
      GNMA - Available for sale                              --     1,221        --
      FNMA - Held to maturity                                --        --        --
      FNMA - Available for sale                           2,630     1,234        --
      FHLMC - Held to maturity                               --        --     4,498
      FHLMC - Available for sale                          2,220     3,320        55
      REMIC's - Held to maturity                             --        --     1,898
      REMIC's - Available for sale                       34,276     8,853     9,358
                                                        -------   -------   -------
               Total mortgage-backed securities          39,126    14,628    18,063
                                                        -------   -------   -------

                                                        -------   -------   -------
Total debt and mortgage-backed securities               $63,749   $31,091   $40,463
                                                        -------   -------   -------



     As of December 31, 1999, all of First Community's investment securities and mortgage-backed securities were classified as available for sale and were recorded at estimated market value. On that date the amortized cost of its investment and mortgage-backed securities portfolio was $65.8 million.

The following table sets forth certain information regarding the carrying value, weighted average yields and contractual maturities of First Community investment and mortgage-backed debt securities portfolio as of December 31, 1999.

                                                                                                  (In Thousands)

                                                               One year or less        One to five years       Five to ten years
                                                             ---------------------    --------------------    -------------------
                                                                         Weighted                Weighted                Weighted
                                                              Amount     Avg. Yld.     Amount    Avg. Yld.      Amount   Avg. Yld.
                                                             ---------------------    --------------------    --------------------
Debt securities - Available for sale
Federal Agencies - Available for sale                         $4,811          5.82%   $ 8,532         6.30%     $  997        6.60%
                                                             -------     ---------    -------    ---------    --------   ---------
         Total Debt securities Available for sale              4,811          5.82%     8,532         6.30%        997        6.60%
                                                             -------     ---------    -------    ---------    --------   ---------

Mortgage backed securities-Available for sale
    FHLMC participation certificates Available for sale            -             -      1,477         5.90%        780        5.48%
    FNMA participation certificates Available for sale             -             -          -            -           -           -
    REMIC's Available for sale                                     -             -          -            -         701        5.99%
                                                             -------     ---------    -------    ---------    --------   ---------
         Total mortgage backed securities
           Available for sale                                      -             -      1,477         5.90%      1,481        5.72%
                                                             -------     ---------    -------    ---------    --------   ---------

Municipal Securities - Available for sale                          -             -          -            -       1,144        6.60%
Corporate Securities - Available for sale                      3,508         5.650%         -            -           -           -
                                                             -------     ---------    -------    ---------    --------   ---------
Total                                                         $8,319          5.75%   $10,009         6.24%     $3,622        6.24%
                                                             -------                  -------                 --------

                                                                After ten years               Total
                                                             ---------------------    --------------------
                                                                         Weighted                Weighted
                                                              Amount     Avg. Yld.     Amount    Avg. Yld.
                                                             ---------------------    --------------------
Debt securities - Available for sale
Federal Agencies - Available for sale                        $ 5,204          7.64%   $19,544         6.55%
                                                             -------     ---------    -------    ---------
         Total Debt securities Available for sale              5,204          7.64%    19,544         6.55%
                                                             -------     ---------    -------    ---------

Mortgage backed securities-Available for sale
    FHLMC participation certificates Available for sale            -             -      2,257         5.75%
    FNMA participation certificates Available for sale         2,703          5.86%     2,703         5.86%
    REMIC's Available for sale                                34,503          6.43%    35,204         6.42%
                                                             -------     ---------    -------    ---------
         Total mortgage backed securities
           Available for sale                                 37,206          6.39%    40,164         6.35%
                                                             -------     ---------    -------    ---------

Municipal Securities - Available for sale                      1,459          6.81%     2,603         6.72%
Corporate Securities - Available for sale                          -             -      3,508         5.65%
                                                             -------     ---------    -------    ---------
Total                                                        $43,869          6.55%   $65,819         6.39%
                                                             -------                  -------

Deposits and Borrowings

     General. Deposits are the primary source of First Community funds for lending and other investment purposes. In addition to deposits, First Community derives funds from loan principal repayments, loan interest payments, interest and principal repayments from investments and mortgage-backed securities, interest from its own interest-earning deposits and otherwise from its operations. Repayments and income are relatively stable sources of funds while deposit inflows and outflows may be significantly influenced by general interest rates and money market conditions. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds from other sources. They may also be used on a longer term basis for general business purposes.

     Deposits. First Community attracts both short-term and long-term deposits from businesses, governmental agencies and the general public by offering a variety of accounts and rates. First Community offers statement savings accounts, negotiable order of withdrawal accounts, money market demand accounts, non-interest-bearing accounts, and fixed interest rate certificates with varying maturities. At December 31, 1999, 78% of First Community's deposits consisted of certificate accounts, 11% consisted of statement savings accounts, 9% consisted of interest-bearing transaction accounts and 2% consisted of noninterest-bearing transaction accounts.

     Deposit flows are greatly influenced by economic conditions, the general level of interest rates, competition, and other factors, including the restructuring of the thrift and banking industry. First Community's deposits traditionally have been obtained primarily from its primary market area. First Community utilizes traditional marketing methods to attract new customers and deposits, including print media advertising and direct mailings. First Community does not utilize the services of deposit brokers.

     The following table sets forth certain information regarding First Community's deposits at the dates indicated.

                                                                                                       (In Thousands)
                                                                                                         December 31,
                                                                 1999                                       1998
                                               ---------------------------------------     -----------------------------------------
                                               Minimum             Percent    Weighted     Minimum               Percent   Weighted
                                               Deposit                of       Average     Deposit                  of     Average
                                               Required   Balance  Deposits     Rate       Required    Balance   Deposits    Rate
                                               ---------------------------------------     ----------------------------------------
Demand Accounts:
  Non-interest bearing                         $     1    $  2,585     1.75%               $     1    $  1,536      1.09%
  NOW and money market accounts                $   100      14,247     9.66%    1.01%      $   100      14,970     10.66%     2.19%
  Passbook savings                             $   100      15,612    10.58%    1.98%      $   100      18,119     12.90%     2.71%
                                                          -------- --------                           --------   -------
      Total demand deposits                                 32,444    21.99%                            34,625     24.66%
                                                          -------- --------                           --------   -------

Time Deposits
  Certificate accounts with original
  maturities of:
     3 months or less                          $   500       6,927     4.69%               $   500         225      0.16%
     6 months                                  $   500       6,046     4.10%               $   500       7,598      5.41%
     7 months                                  $10,000       6,172     4.18%               $10,000       7,069      5.03%
     9 months                                  $   500      18,666    12.65%               $   500      33,417     23.80%
     10 months                                 $10,000       5,518
     11 months                                 $10,000       4,309
     12 months                                 $   500      10,448     7.08%               $   500      20,288     14.45%
     13 months                                 $10,000      22,228
     18 months - IRA                           $   100      12,468     8.45%               $   100      15,219     10.84%
     18 months                                 $   500       7,458     5.06%               $   500       9,950      7.09%
     24 months                                 $   500       6,801     4.61%               $   500       3,903      2.78%
     30 months                                 $   500       3,955     2.68%               $   500       3,109      2.21%
     36 months                                 $   500       2,047     1.39%               $   500       2,401      1.71%
     48 months                                 $   500         368     0.25%               $   500         581      0.41%
     60 months and over                        $   500       1,686     1.14%               $   500       2,031      1.45%
                                                          -------- --------                           --------   -------
      Total time deposits                                  115,096    78.01%    5.17%                  105,791     75.34%     5.39%
                                                          -------- --------                           --------   -------

      Total deposits                                      $147,540   100.00%                          $140,416    100.00%
                                                          -------- --------                           --------   -------

                                                                    1997
                                                -----------------------------------------------
                                                Minimum                   Percent     Weighted
                                                Deposit                     of         Average
                                                Required     Balance      Deposits      Rate
                                                ----------------------------------------------
Demand Accounts:
  Non-interest bearing                          $     1      $    716        0.53%       3.01%
  NOW and money market accounts                 $   100        14,712       10.92%       3.00%
  Passbook savings                              $   100        19,069       14.16%
                                                             --------     -------
      Total demand deposits                                    34,497       25.61%
                                                             --------     -------

Time Deposits
  Certificate accounts with original
  maturities of:
     3 months or less                           $   500           217        0.16%
     6 months                                   $   500         6,060        4.50%
     7 months                                   $10,000        15,838       11.76%
     9 months                                   $   500         8,438        6.26%
     10 months
     11 months
     12 months                                  $   500        12,809        9.51%
     13 months
     18 months - IRA                            $   100        15,062       11.18%
     18 months                                  $   500        25,223       18.73%
     24 months                                  $   500         5,429        4.03%
     30 months                                  $   500         4,697        3.49%
     36 months                                  $   500         3,549        2.63%
     48 months                                  $   500           744        0.55%
     60 months and over                         $   500         2,134        1.58%       5.72%
                                                             --------     -------
      Total time deposits                                     100,200       74.39%
                                                             --------     -------

      Total deposits                                         $134,697      100.00%
                                                             --------     -------

     The following table presents the maturities of all certificates of deposit as of December 31, 1999:

                                                                 (In Thousands)


  One year or less                                                      $ 95,799
  More than 1 and less than 3 years                                       18,640
  More than 3 years                                                          657
                                                                        --------
               Total                                                    $115,096
                                                                        ========

Based upon historical experience, First Community expects that a substantial percentage of its time deposits coming due within twelve months after December 31, 1999 will be renewed.

     As of December 31, 1999, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was $21.6 million, representing 18.8% of all certificates of deposit on such date. Some of these deposits were deposits of state and local governments which are subject to rebidding from time to time and to collateral requirements. The following table presents the maturity of these time certificates of deposit at such date.


                                                                (In Thousands)


  3 Months or less                                                       $ 6,712
  Over 3 months through 12 months                                         12,715
  Over 12 months                                                           2,191
                                                                         -------
               Total                                                     $21,618
                                                                         =======

     Borrowings. First Community's principal source of long-term borrowings is advances from the Federal Home Loan Bank of Atlanta. The Federal Home Loan Bank system functions in a reserve credit capacity for savings institutions. As a member, the Bank is required to own capital stock in the Federal Home Loan Bank of Atlanta and is authorized to apply for advances from the Federal Home Loan Bank of Atlanta on the security of that stock and a floating lien on certain of its real estate secured loans and other assets. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution's net worth or on the Federal Home Loan Bank of Atlanta's assessment of the institution's creditworthiness. The table below presents the amounts of borrowed money owed by First Community as of the dates indicated, along with the weighted average interest rates payable on such borrowings and the maturity dates of the indebtedness. All borrowings were obtained from the Federal Home Loan Bank of Atlanta and all were repayable in full within one year.

                                                      At or for the Year Ended December 31,
                                                    -----------------------------------------

                                                        1999             1998         1997
                                                        ----             ----         ----
                                                               (Dollars In Thousands)
Federal Home Loan Bank advances:
  Average balance outstanding (monthly)               $18,158          $5,458        $7,788
  Maximum amount outstanding at any
    month-end during the period                       $36,000          $6,700        $8,950

Balance outstanding at end of period                  $32,000          $5,000        $6,700

Weighted average interest rate during the period         5.48%           5.87%         5.91%

Weighted average interest rate at end of period          5.48%           5.66%         5.94%

Subsidiaries

     As a North Carolina-chartered savings bank, the Bank is able to invest up to 10% of its total assets in subsidiary service corporations. However, any investment in service corporations which would cause the Bank to exceed an investment of three percent of assets must receive prior approval of the FDIC. The Bank has one subsidiary, Community Financial Services, Inc., which is engaged in discount brokerage sales activities pursuant to an agreement with UVEST Financial Services Group, Inc. Community Financial Services, Inc. was organized in 1997 and has one employee. As of December 31, 1999, the Bank's investment in Community Financial Services, Inc. was $100,000 or less than one percent of assets.

Competition

     First Community faces strong competition both in attracting deposits and making real estate and other loans. Its most direct competition for deposits has historically come from other savings institutions, credit unions and commercial banks located in its primary market area, including large financial institutions with a statewide and nationwide presence which have greater financial and marketing resources available to them. As of June 30, 1999, there were 14 depository institutions with 44 offices in Alamance County, North Carolina. Based upon June, 1999 comparative data, the Bank had 9.74% of the deposits in Alamance County. First Community has also faced additional significant competition for investors' funds from short-term money market securities and other corporate and government securities. The ability of First Community to attract and retain savings deposits depends on its ability to provide a rate of return, liquidity and risk comparable to that offered by competing investment opportunities.

     First Community experiences strong competition for real estate loans from other savings institutions, commercial banks, credit unions and mortgage banking companies. First Community competes for loans primarily through the interest rates and loan fees it charges and the efficiency and quality of services it provides borrowers. Competition may increase as a result of the elimination of restrictions on the interstate operations of financial institutions.

Employees

     As of December 31, 1999, First Community had 51 full-time employees and 13 part-time employees. Employees are not represented by any union or collective bargaining group, and First Community considers its employee relations to be good.

Federal Income Taxation

     General. Savings institutions such as First Community are subject to the taxing provisions of the Internal Revenue Code of 1986, as amended (the "Code") applicable generally to corporations, as modified by certain provisions specifically applicable to financial or thrift institutions. Income is reported using the accrual method of accounting. The maximum corporate federal income tax rate is 35%. First Community and Community Savings will not file consolidated tax returns but will instead file separate tax returns. The filing of a consolidated tax return would impair First Community's ability to make a distribution to its stockholders which would be treated for tax purposes as a non-taxable return of capital.

     Bad Debt Reserves. For fiscal years beginning prior to December 31, 1995, thrift institutions which qualified under certain definitional tests and other conditions of the Code were permitted certain favorable provisions regarding their deductions from taxable income for annual additions to their bad debt reserve. A reserve could be established for bad debts on qualifying real property loans (generally loans secured by interests in real property improved or to be improved) under (i) a method based on a percentage of the institution's taxable income, as adjusted (the "percentage of taxable income method") or (ii) a method based on actual loss experience (the "experience method"). The reserve for nonqualifying loans was computed using the experience method.

     The percentage of taxable income method was limited to 8% of taxable income, subject to certain limitations. In order to qualify for the percentage of taxable income method, an institution had to have at least 60% of its assets as "qualifying assets" which generally included cash, obligations of the United States government or an agency or instrumentality thereof or of a state or political subdivision, residential real estate-related loans, and loans secured by savings accounts and property used in the conduct of its business. In addition, it had to meet certain other supervisory tests and operate principally for the purpose of acquiring deposits and investing in loans. Institutions which became ineligible to use the percentage of taxable income method had to change to either the reserve method or the specific charge-off method that applied to banks.

     In August 1996, provisions repealing the thrift bad debt rules were passed by Congress as part of the "The Small Business Job Protection Act of 1996." The new rules eliminated the 8% of taxable income method for deducting additions to the tax bad debt reserves for all thrifts for tax years beginning after December 31, 1995. For taxable years beginning after December 31, 1995, the Bank bad debt deduction was based on the experience method. These rules also require that all thrift institutions recapture all or a portion of their bad debt reserves added since the last taxable year beginning before January 1, 1988. The new rules allowed an institution to suspend the bad debt reserve recapture for the 1996 and 1997 tax years if the institution's lending activity for those years is equal to or greater than the institution's average mortgage lending activity for the six taxable years preceding 1996 adjusted for inflation. For this purpose, only home purchase and home improvement loans are included and the institution can elect to have the tax years with the highest and lowest lending activity removed from the average calculation. If an institution is permitted to postpone the reserve recapture, it must begin its six year recapture no later than the 1998 tax year. The Bank has previously recorded a deferred tax liability equal to the bad debt recapture applicable to the post 1987 additions to its bad debt reserve. As a result, this recapture requirement applicable to 1987 additions to bad debt reserves will have no material impact on First Community's net income or federal income tax expense.

     Taxable Distributions and Recapture. Prior to the 1996 legislation, bad debt reserves created prior to the 1988 tax year were subject to recapture into taxable income should the thrift institution fail to meet certain thrift asset and definitional tests. New federal legislation eliminated these thrift-related recapture rules. First Community is not required to provide a deferred tax liability for the tax effect of additions to the tax bad debt reserve through 1987.

     Retained earnings at December 31, 1999, includes approximately $5.2 million for which no deferred income tax liability has been recognized. This amount represents an allocation of income to bad debt deductions for income tax purposes only. Reductions of the amount so allocated for purposes other than tax bad debt losses or adjustments arising from carryback of net operating losses would create income for tax purposes only, which would be subject to the then current corporate income tax rate.

     Alternative Minimum Taxes. The Company and the Bank may also be subject to the corporate alternative minimum tax ("AMT"). This tax is applicable only to the extent it exceeds the regular corporate income tax. The AMT is imposed at the rate of 20% of the corporation's alternative minimum taxable income ("AMTI") subject to applicable statutory exemptions. AMTI is calculated by adding certain tax preference items and making certain adjustments to the corporation's regular taxable income. Preference items and adjustments generally applicable to financial institutions include, but are not limited to, the following:

     . the excess of the bad debt deduction over the amount that would have been allowable on the basis of actual experience;

     .    interest on certain tax-exempt bonds issued after August 7, 1986; and

     . 75% of the excess, if any, of a corporation's adjusted earnings and profits over its AMTI (as otherwise determined with certain adjustments).

Net operating loss carry-overs, subject to certain adjustments, may be utilized to offset up to 90% of the AMTI. Credit for AMT paid may be available in future years to reduce future regular federal income tax liability. The Bank has not been subject to the AMT in recent years.

     The Bank's federal income tax returns were last audited for tax year ended December 31, 1992.

State and Local Taxation

     Under North Carolina law, the corporate income tax rate for the 1997, 1998 and 1999 tax years was 7.50%, 7.25% and 7.00%, respectively, of federal taxable income as computed under the Code, subject to certain prescribed adjustments. An annual state franchise tax is imposed at a rate of 0.15% applied to the greatest of the institution's (i) capital stock, surplus and undivided profits, (ii) investment in tangible property in North Carolina or (iii) appraised valuation of property in North Carolina.

     The North Carolina corporate tax rate is 7% in 1999, and, under current legislation, will drop to 6.9% thereafter.

Regulation of the Company

     General. The Company was organized for the purpose of acquiring and holding all of the capital stock of the Company to be issued in the conversion. As a bank holding company subject to the Bank Company Act of 1956, as amended ("BHCA"), the Company is subject to certain regulations of the Federal Reserve. Under the BHCA, the Company's activities and those of its subsidiaries are limited to banking, managing or controlling banks, furnishing services to or performing services for its subsidiaries or engaging in any other activity which the Federal Reserve determines to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. The BHCA prohibits the Company from acquiring direct or indirect control of more than 5% of the outstanding voting stock or substantially all of the assets of any bank or savings bank or merging or consolidating with another bank holding company or savings bank holding company without prior approval of the Federal Reserve.

     Additionally, the BHCA prohibits the Company from engaging in, or acquiring ownership or control of, more than 5% of the outstanding voting stock of any company engaged in a nonbanking business unless such business is determined by the Federal Reserve to be so closely related to banking as to be properly incident thereto. The BHCA generally does not place territorial restrictions on the activities of such nonbanking related activities.

     Similarly, Federal Reserve approval (or, in certain cases, non-disapproval) must be obtained prior to any person acquiring control of the Company. Control is conclusively presumed to exist if, among other things, a person acquires more than 25% of any class of voting stock of the Company or controls in any manner the election of a majority of the directors of the Company. Control is presumed to exist if a person acquires more than 10% of any class of voting stock and the stock is registered under Section 12 of the Exchange Act or the acquiror will be the largest shareholder after the acquisition.

     There are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries by law and regulatory policy that are designed to minimize potential loss to the depositors of such depository institutions and the FDIC insurance funds in the event the depository institution becomes in danger of default or in default. For example, to avoid receivership of an insured depository institution subsidiary, a bank holding company is required to guarantee the compliance of any insured depository institution subsidiary that may become "undercapitalized" with the terms of any capital restoration plan filed by such subsidiary with its appropriate federal banking agency up to the lesser of (i) an amount equal to 5% of the institution's total assets at the time the institution became undercapitalized or (ii) the amount which is necessary (or would have been necessary) to bring the institution into compliance with all acceptable capital standards as of the time the institution fails to comply with such capital restoration plan. Under a policy of the Federal Reserve with respect to bank holding company operations, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so absent such policy. The Federal Reserve under the BHCA also has the authority to require a bank holding company to terminate any activity or to relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the Federal Reserve's determination that such activity or control constitutes a serious risk to the financial soundness and stability of any bank subsidiary of the bank holding company.

     In addition, insured depository institutions under common control are required to reimburse the FDIC for any loss suffered by either the SAIF or the Bank Insurance Fund (the "BIF") as a result of the default of a commonly controlled insured depository institution and for any assistance provided by the FDIC to a commonly controlled insured depository institution in danger of default. The FDIC may decline to enforce the cross-guarantee provisions if it determines that a waiver is in the best interest of the SAIF or the BIF or both. The FDIC's claim for damages is superior to claims of stockholders of the insured depository institution or its holding company but is subordinate to claims of depositors, secured creditors and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institutions.

     As a result of the Company's ownership of the Bank, the Company is registered under the savings bank holding company laws of North Carolina. Accordingly, the Company is also subject to regulation and supervision by the Administrator.

     Capital Adequacy Guidelines for Holding Companies. The Federal Reserve has adopted capital adequacy guidelines for bank holding companies and banks that are members of the Federal Reserve system and have consolidated assets of $150 million or more.

     Bank holding companies subject to the Federal Reserve's capital adequacy guidelines are required to comply with the Federal Reserve's risk-based capital guidelines. Under these regulations, the minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) is 8%. At least half of the total capital is required to be "Tier I capital," principally consisting of common stockholders' equity, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less certain goodwill items. The remainder ("Tier II capital") may consist of a limited amount of subordinated debt, certain hybrid capital instruments and other debt securities, perpetual preferred stock, and a limited amount of the general loan loss allowance. In addition to the risk-based capital guidelines, the Federal Reserve has adopted a minimum Tier I capital (leverage) ratio, under which a bank holding company must maintain a minimum level of Tier I capital to average total consolidated assets of at least 3% in the case of a bank holding company which has the highest regulatory examination rating and is not contemplating significant growth or expansion. All other bank holding companies are expected to maintain a Tier I capital (leverage) ratio of at least 1% to 2% above the stated minimum.

     Dividend and Repurchase Limitations. In connection with the Conversion, the Company has agreed with the FDIC that, during the first year after consummation of the Conversion, neither the Company nor the Bank will pay any dividend or make any other distribution to its stockholders which represents, is characterized as, or is treated for federal tax purposes as, a return of capital. The Company also agreed to give prior notice to the FDIC if such a dividend is to be paid or distribution is to be made within three years after completion of the Conversion. In addition, the Company must obtain Federal Reserve approval in order to use more than 10% of its net worth to make stock repurchases during any 12 month period unless the Company (i) both before and after the redemption satisfies capital requirements for "well capitalized" state member banks; (ii) received a one or two rating in its last examination; and
(iii) is not the subject of any unresolved supervisory issues. Although the payment of dividends and repurchase of stock by the Company are subject to the requirements and limitations of North Carolina corporate law, except as set forth in this paragraph, neither the Administrator nor the FDIC have promulgated any regulations specifically limiting the right of the Company to pay dividends and repurchase shares. However, the Company must give the FDIC prior written notice before repurchasing shares within three years after completion of the conversion. The ability of the Company to pay dividends or repurchase shares may be dependent upon the Company's receipt of dividends from the Bank. The Bank's ability to pay dividends is limited.

     Capital Maintenance Agreement. In connection with the Administrator's approval of the Company's application to acquire control of the Bank, the Company was required to execute a capital maintenance agreement whereby it has agreed to maintain the Bank's capital in an amount sufficient to enable the Bank to satisfy all regulatory capital requirements.

     Federal Securities Law. The Company has registered its common stock with the SEC pursuant to Section 12 of the Exchange Act. As a result of such registration, the proxy and tender offer rules, insider trading reporting requirements and restrictions, annual and periodic reporting and other requirements of the Exchange Act will be applicable to the Company.

Regulation of the Bank

     General. Federal and state legislation and regulation significantly affect the operations of federally-insured savings institutions and other federally regulated financial institutions. The operations of regulated depository institutions, including the Bank, are subject to changes in applicable statutes and regulations from time to time. Such changes may or may not be favorable to the Bank.

     The Bank is a North Carolina-chartered savings bank, is a member of the Federal Home Loan Bank system, and its deposits are insured by the FDIC through the SAIF. It is subject to examination and regulation by the FDIC and the Administrator and to regulations governing such matters as capital standards, mergers, establishment of branch offices, subsidiary investments and activities, and general investment authority. Generally, North Carolina-chartered savings banks whose deposits are insured by the SAIF are subject to restrictions with respect to activities and investments, transactions with affiliates and loans-to-one borrower similar to those applicable to federally-chartered SAIF-insured savings associations. Such examination and regulation is intended primarily for the protection of depositors and the federal deposit insurance funds.

     The Bank is subject to various regulations promulgated by the Federal Reserve including, without limitation, Regulation B (Equal Credit Opportunity), Regulation D (Reserves), Regulation E (Electronic Fund Transfers), Regulation O (Loans to Executive Officers, Directors and Principal Shareholders), Regulation Z (Truth in Lending), Regulation CC (Availability of Funds) and Regulation DD (Truth in Savings). As holders of loans secured by real property and as owners of real property, financial institutions, including the Bank, may be subject to potential liability under various statutes and regulations applicable to property owners generally, including statutes and regulations relating to the environmental condition of real property.

     The FDIC has extensive enforcement authority over North Carolina-chartered savings banks, including the Bank. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated in response to violations of laws and regulations and unsafe or unsound practices.

     The grounds for appointment of a conservator or receiver for a North Carolina savings bank on the basis of an institution's financial condition include: (i) insolvency, in that the assets of the savings bank are less than its liabilities to depositors and others; (ii) substantial dissipation of assets or earnings through violations of law or unsafe or unsound practices; (iii) existence of an unsafe or unsound condition to transact business; (iv) likelihood that the savings bank will be unable to meet the demands of its depositors or to pay its obligations in the normal course of business; and (v) insufficient capital or the incurring or likely incurring of losses that will deplete substantially all of the institution's capital with no reasonable prospect of replenishment of capital without federal assistance.

     Transactions with Affiliates. Under current federal law, transactions between the Bank and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of the Bank is any company or entity that controls, is controlled by or is under common control with the savings bank. The Company and the Bank are affiliates of each other. Generally, Sections 23A and 23B (i) establish certain collateral requirements for loans to affiliates; (ii) limit the extent to which the savings institution or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such savings institution's capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus and (iii) require that all such transactions be on terms substantially the same, or at least as favorable, to the savings institution or the subsidiary as those provided to a nonaffiliate. The term "covered transaction" includes the making of loans or other extensions of credit to an affiliate, the purchase of assets from an affiliate, the purchase of, or an investment in, the securities of an affiliate, the acceptance of securities of an affiliate as collateral for a loan or extension of credit to any person, or issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate.

     Further, current federal law has extended to savings banks the restrictions contained in Section 22(h) of the Federal Reserve Act with respect to loans to directors, executive officers and principal stockholders. Under Section 22(h), loans to directors, executive officers and stockholders who, directly or indirectly, own more than 10% of any class of voting securities of a savings bank, and certain affiliated entities of any of the foregoing, may not exceed, together with all other outstanding loans to such person and affiliated entities, the savings bank's loans-to-one borrower limit as established by federal law (as discussed below), and all loans to such persons may not exceed the Savings Bank's unimpaired capital and unimpaired surplus. Section 22(h) also prohibits loans above amounts prescribed by the appropriate federal banking agency to directors, executive officers or stockholders who own more than 10% of a savings bank, and their respective affiliates, unless such loan is approved in advance by a majority of the board of directors of the savings bank. Any "interested" director may not participate in the voting. The Federal Reserve has prescribed the loan amount (which includes all other outstanding loans to such person), as to which such prior board of director approval is required, as being the greater of $25,000 or 5% of unimpaired capital and unimpaired surplus (up to $500,000). Further, pursuant to Section 22(h), the Federal Reserve requires that loans to directors, executive officers, and principal stockholders be based on underwriting standards not less stringent than those applied in comparable transactions with other persons, and made on terms substantially the same as offered in comparable transactions to other persons and not involve more than the normal risk of repayment or present other unfavorable features. Section 22(h) also generally prohibits a depository institution from paying the overdrafts of any of its executive officers or directors.

     Insurance of Deposit Accounts. The FDIC administers two separate deposit insurance funds. The SAIF maintains a fund to insure the deposits of most savings institutions and the BIF maintains a fund to insure the deposits of most commercial banks. The Bank is a member of the SAIF of the FDIC.

     The Bank is required to pay assessments to the FDIC based on a percentage of its insured deposits. Under the FDIC's risk-based deposit insurance assessment system, the assessment rate for an insured depository institution depends on the assessment risk classification assigned to the institution by the FDIC, which is determined by the institution's capital level and supervisory evaluations. Based on the data reported to regulators for the date closest to the last day of the seventh month preceding the semi-annual assessment period, institutions are assigned to one of three capital groups -well capitalized, adequately capitalized or undercapitalized - using the same percentage criteria as in the prompt corrective action regulations. See "-Prompt Corrective Regulatory Action."

     Within each capital group, institutions are assigned to one of three subgroups on the basis of supervisory evaluations by the institution's primary supervisory authority and such other information as the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance fund. Subgroup A consists of financially sound institutions with only a few minor weaknesses. Subgroup B consists of institutions that demonstrate weaknesses which, if not corrected, could result in significant deterioration of the institution and increased risk of loss to the deposit insurance fund. Subgroup C consists of institutions that pose a substantial probability of loss to the deposit insurance fund unless effective corrective action is taken.

     The assessment rate for SAIF members had ranged from 0.23% of deposits for well capitalized institutions in Subgroup A to 0.31% of deposits for undercapitalized institutions in Subgroup C while assessments for over 90% of the BIF members had been the statutory minimum of $2,000. However, recently enacted legislation provided for a one-time assessment equal to 65.7 basis points times insured deposits as of March 31, 1995. This assessment fully capitalized the SAIF. Accordingly, although the special assessment resulted in a $767,000 one-time charge against the Bank during its fiscal year ended December 31, 1996, the recapitalization of the SAIF had the effect of reducing the Bank' future deposit insurance premiums to the SAIF. Under the recently enacted legislation, most BIF members were assessed approximately 1.3 basis points while the rate for most SAIF members will be approximately 6.4 basis points until January 1, 2000. At that time, BIF and SAIF members began pro rata sharing of the payment at an expected rate of 2.43 basis points.

     Community Reinvestment Act. The Bank, like other financial institutions, is subject to the Community Reinvestment Act ("CRA"). A purpose of the CRA is to encourage financial institutions to help meet the credit needs of its entire community, including the needs of low- and moderate-income neighborhoods. Financial institutions' compliance with the CRA is regularly evaluated by their regulatory agencies.

     Under recently adopted regulations, institutions are first evaluated and rated under three categories: a lending test, an investment test and a service test. For each of these three tests, the institution is given a rating of either "outstanding," "high satisfactory," "low satisfactory," "needs to improve" or "substantial non-compliance." A set of criteria for each rating has been developed and is included in the regulation. If an institution disagrees with a particular rating, the institution has the burden of rebutting the presumption by clearly establishing that the quantitative measures do not accurately present its actual performance, or that demographics, competitive conditions or economic or legal limitations peculiar to its service area should be considered. The ratings received under the three tests are used to determine the overall composite CRA rating. The composite ratings are "outstanding," "satisfactory," "needs to improve" or "substantial non-compliance."

     During the Bank's last compliance examination, the Bank received a "satisfactory" rating with respect to CRA compliance. The Bank's rating with respect to CRA compliance would be a factor to be considered by the Federal Reserve and FDIC in considering applications submitted by the Bank to acquire branches or to acquire or combine with other financial institutions and take other actions and, if such rating was less than "satisfactory," could result in the denial of such applications.

     Capital Requirements Applicable to the Bank. The FDIC requires the Bank to have a minimum leverage ratio of Tier I capital (principally consisting of common stockholders' equity, noncumulative perpetual preferred stock and minority interests in consolidated subsidiaries, less certain intangibles, goodwill items, identified losses and investments in securities subsidiaries) to total assets of at least 3%; provided, however that all institutions, other than those (i) receiving the highest rating during the examination process and (ii) not anticipating or experiencing any significant growth, are required to maintain a ratio of 1% or 2% above the stated minimum, with an absolute minimum leverage ratio of not less than 4%. The FDIC also requires the Bank to have a ratio of total capital to risk-weighted assets, including certain off-balance sheet activities, such as standby letters of credit, of at least 8%. At least half of the total capital is required to be Tier I capital. The remainder (Tier II capital) may consist of a limited amount of subordinated debt, certain hybrid capital instruments, other debt securities, certain types of preferred stock and a limited amount of loan loss allowance.

     An institution which fails to meet minimum capital requirements may be subject to a capital directive which is enforceable in the same manner and to the same extent as a final cease and desist order, and must submit a capital plan within 60 days to the FDIC. If the leverage ratio falls to 2% or less, the institution may be deemed to be operating in an unsafe or unsound condition, allowing the FDIC to take various enforcement actions, including possible termination of insurance or placement of the institution in receivership.

     The Administrator requires that net worth equal at least 5% of total assets. Intangible assets must be deducted from net worth and assets when computing compliance with this requirement.

     At December 31, 1999, the Bank complied with each of the capital requirements of the FDIC and the Administrator.

     Each federal banking agency is required to establish risk-based capital standards to take adequate account of interest rate risk, concentration of credit risk, and the risk of nontraditional activities, as well as to reflect the actual performance and expected risk of loss on multi-family mortgages.

     On August 2, 1995, the federal banking agencies issued a joint notice of adoption of final risk-based capital rules to take account of interest rate risk. The final regulation required an assessment of the need for additional capital on a case-by-case basis, considering both the level of measured exposure and qualitative risk factors. The final rule also stated an intent to, in the future, establish an explicit minimum capital charge for interest rate risk based on the level of a bank's measured interest rate risk exposure.

     Effective June 26, 1996, the federal banking agencies issued a joint policy statement announcing the agencies' election not to adopt a standardized measure and explicit capital charge for interest rate risk at that time. Rather, the policy statement (i) identifies the main elements of sound interest rate risk management, (ii) describes prudent principles and practices for each of those elements, and (iii) describes the critical factors affecting the agencies' evaluation of a bank's interest rate risk when making a determination of capital adequacy.

     Loans to One Borrower. The Bank is subject to the Administrator's loans-to-one borrower limits. Under these limits, no loans and extensions of credit to any borrower outstanding at one time and not fully secured by readily marketable collateral shall exceed 15% of the net worth of the savings bank. Loans and extensions of credit fully secured by readily marketable collateral may comprise an additional 10% of net worth. Notwithstanding the limits just described, savings institutions may make loans to one borrower, for any purpose, in an amount of up to $500,000. A savings institution also is authorized to make loans to one borrower to develop domestic residential housing units, not to exceed the lesser of $30 million, or 30% of the savings institution's net worth, provided that

     . the purchase price of each single-family dwelling in the development does not exceed $500,000;

     . the savings institution is in compliance with its fully phased-in capital requirements;

     .    the loans comply with applicable loan-to-value requirements;

     . the aggregate amount of loans made under this authority does not exceed 150% of net worth; and

     . the institution's regulator issues an order permitting the savings institution to use this higher limit.

     These limits also authorize a savings bank to make loans-to-one borrower to finance the sale of real property acquired in satisfaction of debts in an amount up to 50% of net worth.

     As of December 31, 1999, the largest aggregate amount of loans which the Bank had to any one borrower was $4.6 million; these loans were performing in accordance with their original terms as of December 31, 1999. The Bank had no loans outstanding which management believes violate the applicable loans-to-one borrower limits.

     Limitations on Rates Paid for Deposits. Regulations promulgated by the FDIC place limitations on the ability of insured depository institutions to accept, renew or roll over deposits by offering rates of interest which are significantly higher than the prevailing rates of interest on deposits offered by other insured depository institutions having the same type of charter in such depository institution's normal market area. Under these regulations, "well capitalized" depository institutions may accept, renew or roll such deposits over without restriction, "adequately capitalized" depository institutions may accept, renew or roll such deposits over with a waiver from the FDIC

     (subject to certain restrictions on payments of rates) and "undercapitalized" depository institutions may not accept, renew or roll such deposits over. The definitions of "well capitalized," "adequately capitalized" and "undercapitalized" are the same as the definitions adopted by the FDIC to implement the corrective action provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991. See "- Prompt Corrective Regulatory Action." As of December 31, 1999, the Bank was considered to be "well capitalized" and, thus, was not subject to the limitations on rates payable on it deposits.

     Federal Home Loan Bank System. The Federal Home Loan Bank system provides a central credit facility for member institutions. As a member of the Federal Home Loan Bank of Atlanta, the Bank is required to own capital stock in the Federal Home Loan Bank of Atlanta in an amount at least equal to the greater of 1% of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts and similar obligations at the end of each calendar year, or 5% of its outstanding advances (borrowings) from the Federal Home Loan Bank of Atlanta. On December 31, 1999, the Bank was in compliance with this requirement with an investment in Federal Home Loan Bank of Atlanta stock of $1.6 million.

     Federal Reserve System. Regulation D, promulgated by the Federal Reserve, imposes reserve requirements on all depository institutions, including savings banks and savings institutions, which maintain transaction accounts or non-personal time deposits. Checking accounts, NOW accounts and certain other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to Regulation D reserve requirements, as are any non-personal time deposits (including certain money market deposit accounts) at a savings institution.

     Restrictions on Acquisitions. Federal law generally provides that no "person," acting directly or indirectly or through or in concert with one or more other persons, may acquire "control," as that term is defined in FDIC regulations, of an insured institution, such as the Bank, without giving at least 60 days' written notice to the FDIC and providing the FDIC an opportunity to disapprove the proposed acquisition. Pursuant to regulations governing acquisitions of control, control of an insured institution is conclusively deemed to have been acquired, among other things, upon the acquisition of more than 25% of any class of voting stock. In addition, control is generally presumed to have been acquired, subject to rebuttal, upon the acquisition of more than 10% of any class of voting stock. Such acquisitions of control may be disapproved if it is determined, among other things,

     .    the acquisition would substantially lessen competition;

     . the financial condition of the acquiring person might jeopardize the financial stability of the savings bank or prejudice the interests of its depositors; or

     . the competency, experience or integrity of the acquiring person or the proposed management personnel indicates that it would not be in the interest of the depositors or the public to permit the acquisition of control by such person.

     For three years following completion of the Conversion, North Carolina Conversion regulations require the prior written approval of the Administrator before any person may directly or indirectly offer to acquire or acquire the beneficial ownership of more than 10% of any class of an equity security of the Bank. If any person were to so acquire the beneficial ownership of more than 10% of any class of any equity security without prior written approval, the securities beneficially owned in excess of 10% would not be counted as shares entitled to vote and would not be voted or counted as voting shares in connection with any matter submitted to stockholders for a vote. Approval is not required for (i) any offer with a view toward public resale made exclusively to the Bank or its underwriters or the selling group acting on its behalf or (ii) any offer to acquire or acquisition of beneficial ownership of more than 10% of the common stock of the Bank by a corporation whose ownership is or will be substantially the same as the ownership of the Bank, provided that the offer or acquisition is made more than one year following the consummation of the Conversion. The regulation provides that within one year following the Conversion, the Administrator would approve the acquisition of more than 10% of beneficial ownership only to protect the safety and soundness of the institution. During the second and third years after the Conversion, the Administrator may approve such an acquisition upon a finding that (i) the acquisition is necessary to protect the safety and soundness of the Bank or the Board of Directors of the Bank supports the acquisition and (ii) the acquiror is of good character and integrity and possesses satisfactory managerial skills, the acquiror will be a source of financial strength to the Bank and the public interests will not be adversely affected.

     Liquidity. The Bank is subject to the Administrator's requirement that the ratio of liquid assets to total assets equal at least 10%. The computation of liquidity under North Carolina regulation allows the inclusion of mortgage-backed securities and investments which, in the judgment of the Administrator, have a readily marketable value, including investments with maturities in excess of five years. At December 31, 1999, the Bank' liquidity ratio, calculated in accordance with North Carolina regulations, was approximately 29.7%.

     Prompt Corrective Regulatory Action. The Federal Deposit Insurance Corporation Improvement Act of 1991 provided the federal banking agencies with broad powers to take corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institutions in question are "well capitalized," "adequately capitalized,"
"undercapitalized," "significantly undercapitalized," or "critically undercapitalized." Under the FDIC regulations applicable to the Bank, an institution is considered "well capitalized" if it has

     .    a total risk-based capital ratio of 10% or greater,

     .    a Tier I risk-based capital ratio of 6% or greater,

     .    a leverage ratio of 5% or greater, and

     . is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure.

An "adequately capitalized" institution is defined as one that has

     .    a total risk-based capital ratio of 8% or greater,

     .    a Tier I risk-based capital ratio of 4% or greater, and

     . a leverage ratio of 4% or greater (or 3% or greater in the case of an institution with the highest examination rating and is not experiencing or anticipating significant growth).

An institution is considered "undercapitalized" if it has
     .    a total risk-based capital ratio of less than 8%,

     .    a Tier I risk-based capital ratio of less than 4%, or

     . a leverage ratio of less than 4% (or 3% in the case of an institution with the highest examination rating and is not experiencing or anticipating significant growth).

An institution is considered "significantly undercapitalized" if the institution has

     .    a total risk-based capital ratio of less than 6%, or

     .    a Tier I risk-based capital ratio of less than 3% or

     .    a leverage ratio of less than 3%.

An institution is considered "critically undercapitalized" if the institution has a ratio of tangible equity to total assets equal to or less than 2%. The Bank is considered to be "well capitalized" under the rules set forth above.

     Interstate Banking. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking Act"), effective September 29, 1995, permits adequately capitalized bank and savings bank holding companies to acquire control of banks and savings banks in any state.

     Such interstate acquisitions are subject to certain restrictions. States may require the bank or savings bank being acquired to have been in existence for a certain length of time but not in excess of five years. In addition, no bank or saving bank may acquire more than 10% of the insured deposits in the United States or more than 30% of the insured deposits in any one state, unless the state has specifically legislated a higher deposit cap. States are free to legislate stricter deposit caps.

     The Interstate Banking Act also provides for interstate branching, effective June 1, 1997, allowing interstate branching in all states, provided that a particular state has not specifically denied interstate branching by legislation prior to such time. Unlike interstate acquisitions, a state could deny interstate branching if it specifically elected to do so by June 1, 1997. States could choose to allow interstate branching prior to June 1, 1997 by opting-in to a group of states that permitted these transactions. These states generally allow interstate branching via a merger of an out-of-state bank with an in-state bank, or on a de novo basis. North Carolina enacted legislation permitting interstate branching transactions prior to June 1, 1997 and did not adopt legislation electing to deny interstate branching.

     Restrictions on Dividends and Other Capital Distributions. A North Carolina-chartered stock savings bank may not declare or pay a cash dividend on, or repurchase any of, its capital stock if the effect of such transaction would be to reduce the net worth of the institution to an amount which is less than the minimum amount required by applicable federal and state regulations.

     In addition, a North Carolina-chartered stock savings bank, for a period of five years after its conversion from mutual to stock form, must obtain the written approval from the Administrator before declaring or paying a cash dividend on its capital stock in an amount in excess of one-half of the greater of (i) the institution's net income for the most recent fiscal year end, or (ii) the average of the institution's net income after dividends for the most recent fiscal year end and not more than two of the immediately preceding fiscal year ends, if applicable.

     Also, without the prior written approval of the Administrator, a North Carolina-chartered stock savings bank, for a period of five years after its conversion from mutual to stock form, may not repurchase any of its capital stock. The Administrator will give approval to repurchase only upon a showing that the proposed repurchase will not adversely affect the safety and soundness of the institution. Under FDIC regulations, stock repurchases may be made by the Bank only after receipt of FDIC approval.

     In addition, the Bank is not permitted to declare or pay a cash dividend or repurchase any of its capital stock if the effect thereof would be to cause its net worth to be reduced below the amount required for the liquidation account established in connection with the Conversion.

     In connection with the Conversion, the Bank agreed with the FDIC that, during the first year after the Conversion, neither the Company nor the Bank will pay any dividend or make any other distribution to stockholders which represents, is characterized as, or is treated for federal tax purposes as, a return of capital. In addition, the Bank must give the FDIC prior written notice prior to paying such a dividend, making such a distribution or repurchasing shares within three years after completing the Conversion.

     Additional Federal Limitations on Activities. Recent FDIC law and regulations generally provide that the Bank may not engage as principal in any type of activity, or in any activity in an amount, not permitted for national banks, or directly acquire or retain any equity investment of a type or in an amount not permitted for national banks. The FDIC has authority to grant exceptions from these prohibitions (other than with respect to non-service corporation equity investments) if it determines no significant risk to the insurance fund is posed by the amount of the investment or the activity to be engaged in and if the Bank is and continues to be in compliance with fully phased-in capital standards. National banks are generally not permitted to hold equity investments other than shares of service corporations and certain federal agency securities. Moreover, the activities in which service corporations for savings banks are permitted to engage are limited to those of service corporations for national banks.

     Savings banks are also required to notify the FDIC at least 30 days prior to the establishment or acquisition of any subsidiary, or at least 30 days prior to conducting any such new activity. Any such activities must be conducted in accordance with the regulations and orders of the FDIC and the Administrator. Savings banks are also generally prohibited from directly or indirectly acquiring or retaining any corporate debt security that is not of investment grade (generally referred to as "junk bonds").

     Other North Carolina Regulation. As a North Carolina-chartered savings bank, the Bank derives its authority from, and is regulated by, the Administrator. The Administrator has the right to promulgate rules and regulations necessary for the supervision and regulation of North Carolina savings banks under his jurisdiction and for the protection of the public investing in such institutions. The regulatory authority of the Administrator includes, but is not limited to: the establishment of reserve requirements; the regulation of the payment of dividends; the regulation of stock repurchases; the regulation of incorporators, stockholders, directors, officers and employees; the establishment of permitted types of withdrawable accounts and types of contracts for savings programs, loans and investments; and the regulation of the conduct and management of savings banks, chartering and branching of institutions, mergers, conversions and conflicts of interest. North Carolina law requires that the Bank maintain federal deposit insurance as a condition of doing business.

     The Administrator conducts regular examinations of North Carolina-chartered savings banks. The purpose of such examinations is to assure that institutions are being operated in compliance with applicable North Carolina law and regulations and in a safe and sound manner. These examinations are usually conducted on a joint basis with the FDIC. In addition, the Administrator is required to conduct an examination of any institution when he has good reason to believe that the standing and responsibility of the institution is of doubtful character or when he otherwise deems it prudent. The Administrator is empowered to order the revocation of the license of an institution if he finds that it has violated or is in violation of any North Carolina law or regulation and that revocation is necessary in order to preserve the assets of the institution and protect the interests of its depositors. The Administrator has the power to issue cease and desist orders if any person or institution is engaging in, or has engaged in, any unsafe or unsound practice or unfair and discriminatory practice in the conduct of its business or is in violation of any other law, rule or regulation.

     A North Carolina-chartered savings bank must maintain net worth, computed in accordance with the Administrator's requirements, of 5% of total assets and liquidity of 10% of total assets, as discussed above. Additionally, a North Carolina-chartered savings bank is required to maintain general valuation allowances and specific loss reserves in the same amounts as required by the FDIC.

     Subject to limitation by the Administrator, North Carolina-chartered savings banks may make any loan or investment or engage in any activity which is permitted to federally chartered institutions. However, a North Carolina-chartered savings bank cannot invest more than 15% of its total assets in business, commercial, corporate and agricultural loans. In addition to such lending authority, North Carolina-chartered savings banks are authorized to invest funds, in excess of loan demand, in certain statutorily permitted investments, including but not limited to:

     .    obligations of the United States, or those guaranteed by it;

     .    obligations of the State of North Carolina;

     .    bank demand or time deposits;

     . stock or obligations of the federal deposit insurance fund or a Federal Home Loan Bank; savings accounts of any savings institution as approved by the board of directors; and

     . stock or obligations of any agency of the State of North Carolina or of the United States or of any corporation doing business in North Carolina whose principal business is to make education loans.

     North Carolina law provides a procedure by which savings institutions may consolidate or merge, subject to approval of the Administrator. The approval is conditioned upon findings by the Administrator that, among other things, such merger or consolidation will promote the best interests of the members or stockholders of the merging institutions. North Carolina law also provides for supervisory mergers conducted by the Administrator.

     Gramm - Leach - Bliley Act. On November 12, 1999, the President signed into law the Gramm - Leach - Bliley Act. This statute contains several provisions that may affect how the Company does business or the nature of the competition that it faces. The act permits banks, insurance companies, and securities firms to affiliate within a single corporate structure, now known as a financial holding company. Using the financial holding company structure, insurance companies and securities firms may acquire bank holding companies, such as the Company, and bank holding companies may acquire insurance companies and securities firms. A bank holding company that wishes to become a financial holding company must satisfy a number of conditions, including that all of the insured depository institution subsidiaries of the bank holding company have at least a "satisfactory" Community Reinvestment Act rating. In addition, a financial holding company may not commence a new financial activity or acquire control of a company engaged in such activities without satisfying this Community Reinvestment Act requirement. As a result of this new act, the Company may face increased competition from more and larger financial institutions. The act allows increased activity in the insurance and securities underwriting business, to be conducted through a subsidiary of a financial holding company and would involve both additional risk and regulatory burdens.

     The act also contains several provisions respecting customer privacy. The extent of the Bank's obligations in this regard will not be known until the Federal Reserve and the other federal banking agencies issue rules applicable to financial institutions. However, the Bank will be required to disclose a privacy policy to its customers on an annual basis. In addition, if the Bank provides nonpublic personal information about customers to third parties for use in the marketing of third party products, it must first disclose this fact to its customers and provide them an opportunity to opt out of the arrangement.

ITEM 2.  PROPERTIES

     The following table sets forth the location of First Community offices, as well as certain other information relating to its offices as of December 31, 1999.

        Address               Function           Type        Net Book Value       Deposits
------------------------   --------------    ------------    --------------     -----------
708 South Church Street                          land          $ 75,488
Burlington, North            Main Branch       building        $997,328         $80,117,571
Carolina 27215

166 Huffman Mill Road                            land          $ 48,676
Burlington, North              Branch          building        $ 41,195         $31,798,570
Carolina 27215

257 South                                        land          $ 50,279
Graham-Hopedale Road           Branch          building        $ 53,901         $16,119,366
Burlington, North
Carolina 27215

227 South Main Street                            land          $ 95,347
Graham, North Carolina         Branch          building        $108,016         $19,504,415
27253

221 South Main Street          Office            land          $ 50,000                   -
Graham, NC 27253              Building         building        $234,105                   -


706 South Church Street        Credit            land          $ 89,386
Burlington, North          Administration      building        $ 28,047                   -
Carolina 27215

500 South Main Street                         leasehold
Burlington, North          Administration    improvements      $  8,939                   -
Carolina 27215

     All of the real properties are owned by First Community except the facilities at 500 South Main Street in Burlington, North Carolina. Those facilities, which house First Community credit administration, accounting and operations activities are leased pursuant to a lease which expires in March, 2001.

     The total net book value of First Community furniture, fixtures and equipment at December 31, 1999 was $601,834.

ITEM 3.  LEGAL PROCEEDINGS

     From time to time, the Bank is a party to legal proceedings which arise in the ordinary course of its business. Most commonly, such proceedings are commenced by the Bank to enforce obligations owed to it. From time to time, claims are asserted against the Bank directly or as defenses and counterclaims in actions filed by the Bank. At this time, neither the Company nor the Bank is a party to any legal proceeding which is expected to have a material effect on its financial condition or results of operations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of the Company's stockholders during the quarter ended December 31, 1999.


                                    PART II

 ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Price information with respect to the Company's common shares is listed on the Nasdaq National Market ("Nasdaq") under the symbol of "FCFN." The following table sets forth the range of high and low bid information for the common shares of the Company, as quoted by Nasdaq, together with the dividends declared per common share for each quarter ended during the fiscal year ended December 31, 1999. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                             March 1999/(1)/    June 1999/(1)/    September 1999     December 1999
Dividend Declared                  $ 0              $    0             $    0             $    0

High Bid During Quarter            N/A              $17.00             $17.69             $17.13

Low Bid During Quarter             N/A              $16.31             $16.13             $16.31

Last Bid of Quarter                N/A              $16.81             $16.50             $17.00

(1) The Company did not complete its initial public offering and had no business activity until June 21, 1999.

     The sources of income to the Company consists mainly of earnings on the capital retained by the Company and dividends paid by the Company, if any. Consequently, future declarations of cash dividends by the Company may depend upon dividend payments by the Bank to the Company, which payments are subject to various restrictions. The Bank is subject to certain restrictions on the payment of dividends which are described in Part I, Item 1 above, under "Regulation of the Bank - Restrictions on Dividends and Other Capital Distributions."

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS

Forward Looking Statements

     Information set forth below contains certain forward-looking statements, which are based on assumptions, and describes future plans, strategies and expectations of First Community. These forward-looking statements are generally identified by use of the words "believe", "expect", "intend", "anticipate", "estimate", "project", or similar expressions. First Community's ability to predict results or the actual effect of future plans and strategies is inherently uncertain. Factors which could have a materially adverse effect on the operations of First Community include, but are not limited to, changes in: interest rates, general economic conditions, legislation and regulation, monetary and fiscal policies of the U.S. government including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in its market area and accounting principles and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

Results of Operations for the twelve month periods ended December 31, 1999 and 1998

     Net Income. Net income for the 12 months ended December 31, 1999 was $467,000, an increase of $196,000 or 72.4% over net income for the 12 months ended December 31, 1998. Net income for the twelve month period ended December 31, 1998 was $271,000. Earnings for the 12 month period ended December 31, 1999 were significantly reduced by a $1.5 million non-recurring contribution to the Bank Charitable Foundation at the time of the Company's initial public offering on June 21, 1999. Recurring earnings, calculated without the effect of the contribution to the Foundation, for the 12 months ended December 31, 1999 were $1.5 million.

     Interest Income. Interest income increased $1.6 million or 12.4% for the 12 months ended December 31, 1999 to $14.1 compared to $12.5 million for the 12 months ended December 31, 1998. The increase in interest income can be principally attributed to a $27.7 million increase in the average interest-earning assets from 1998 to 1999 which was only partially offset by a decrease in the average rate earned on all interest bearing assets from 7.79% to 7.47%. The increase in costs was substantially the result of the Company's initial public offering which resulted in net proceeds of $25.1 million.

     Interest Expense.   Interest expense increased 2.3% to $7.1 million for the
12 months ended December 31, 1999 compared to $7.0 million for the 12 months ended December 31,1998. There was a 40 basis point decrease in the cost of interest-bearing liabilities reflecting management's efforts to refine deposit-pricing schemes. However, this rate decrease was offset by a $16 million increase in the average balance outstanding of interest-bearing liabilities. FHLB borrowings increased to $32 million at December 31, 1999 from $5 million at December 31,1998.

     Net Interest Income. Net interest income before the provision for loan losses of $7.0 million, for the 12 month period ended December 31, 1999, increased 25% or $1.4 million compared to $5.6 million for the 12 month period ended December 31,1998. The primary ingredients affecting the positive growth in net interest income were a 12.4% increase in interest income and a 2.3% increase in interest expense.

     The following tables set forth certain information regarding the yield on interest-earning assets and cost of interest-bearing liabilities and the components of changes in net interest income. The first table reflects the Bank's effective yield on earning assets and cost of funds. Changes in net interest income can be explained in terms of fluctuations in volume and rate. The second table provides information regarding changes in interest income and interest expense. For each category of interest-earning assets and interest bearing liabilities, information is provided on changes attributable to: (i) changes in volume (changes in volume multiplied by prior period rate); (ii) changes in rate (changes in rate multiplied by prior period volume); and (iii) net change (the sum of the previous columns).

                                                      Year Ended December 31, 1999        Year Ended December 31,1998
                                                     -------------------------------    -------------------------------
                                                      Average                            Average
                                                      Balance    Interest     Yield      Balance     Interest    Yield
                                                     -------------------------------    -------------------------------
                                                                             (Dollars in thousands)
Assets:

Interest-earning assets:
     Interest bearing deposits                        $  4,869    $   330       6.77%    $  5,502     $   337      6.12%
     Federal funds sold                                      0          0                     150           8      5.59%
     Securities                                         46,342      2,865       6.18%      33,175       2,211      6.67%
     Loans receivable, net                             137,441     10,903       7.93%     122,133       9,988      8.18%
                                                      ------------------------------    -------------------------------
         Total interest-earning assets                 188,652     14,097       7.47%     160,960      12,544      7.79%
                                                      ------------------------------    -------------------------------

     Non-interest-earning assets                        13,374                             10,114
                                                      --------                          ---------

Total                                                 $202,026                           $171,074
                                                      ========                          =========

Liabilities:

Interest-bearing liabilities:
     Certificates of deposit                          $106,608    $ 5,418       5.08%    $102,777     $ 5,738      5.58%
     Savings                                            17,697        378       2.14%      18,365         529      2.88%
     NOW accounts                                       15,032        331       2.20%      14,860         379      2.55%
     FHLB Borrowings                                    18,158        996       5.48%       5,458         321      5.87%
                                                      ------------------------------    -------------------------------
         Total interest-bearing liabilities            157,495      7,123       4.52%     141,461       6,967      4.92%
                                                      ------------------------------    -------------------------------

     Non-interest-bearing liabilities                    7,031                              6,330

     Retained Earnings                                  37,500                             23,284
                                                      ========                          =========

Total                                                 $202,026                           $171,074
                                                      ========                          =========

Net interest income                                               $ 6,974                             $ 5,577
                                                                  =======                             =======

Interest rate spread (1)                                                        2.95%                              2.87%
                                                                                ====                               ====

Net interest-earning assets and interest margin       $ 31,157                           $ 19,499
                                                      ========                          =========

Net yield on interest-earning assets (2)                                        3.70%                              3.46%
                                                                                ====                               ====

                                                        Year Ended December 31, 1997
                                                      -------------------------------
                                                      Average
                                                      Balance      Interest     Yield
                                                      -------------------------------
Assets:

Interest-earning assets:
     Interest bearing deposits                        $  4,340      $   258      5.94%
     Federal funds sold                                    304           17      5.59%
     Securities                                         47,760        3,294      6.90%
     Loans receivable, net                             101,826        8,015      7.87%
                                                      -------------------------------
         Total interest-earning assets                 154,230       11,584      7.51%
                                                      -------------------------------

     Non-interest-earning assets                         8,693
                                                      --------

Total                                                  162,923
                                                      ========

Liabilities:

Interest-bearing liabilities:
     Certificates of deposit                            93,643        5,248      5.60%
     Savings                                            20,010          605      3.02%
     NOW accounts                                       14,102          427      3.03%
     FHLB Borrowings                                     7,788          460      5.91%
                                                      -------------------------------
         Total interest-bearing liabilities            135,543        6,740      4.97%
                                                                    -----------------

     Non-interest-bearing liabilities                    4,672

     Retained Earnings                                  22,708
                                                      --------

Total                                                 $162,923
                                                      ========

Net interest income                                                 $ 4,844
                                                                    =======

Interest rate spread (1)                                                         2.54%
                                                                                 ====

Net interest-earning assets and interest margin       $ 18,687
                                                      ========

Net yield on interest-earning assets (2)                                         3.14%
                                                                                 ====

(1) Represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(2) Represents the net interest income divided by average interest-earning assets.

                                             Years Ended December 31, 1999 vs. 1998     Years Ended December 31, 1998 vs. 1997
                                            ---------------------------------------    ---------------------------------------
                                              Increase (Decrease) Attributable to       Increase (Decrease) Attributable to
                                            ---------------------------------------    ---------------------------------------
                                              Volume           Rate          Net        Volume           Rate          Net
                                            ---------------------------------------    ---------------------------------------
Interest income on:
  Interest bearing deposits                       ($41)        $   34           ($7)      $   71         $   8        $    79
  Fed Funds                                         (4)            (4)           (8)          (9)            0             (9)
  Securities                                       824           (170)          654         (976)         (107)        (1,084)
  Loans Receivable                               1,222           (306)          915        1,650           323          1,974
                                            ----------       --------      --------    ---------       -------        -------
  Total interest-earning assets                  2,000           (447)        1,553          736           224            960
                                            ----------       --------      --------    ---------       -------        -------

Interest expense on:
  Certificates of deposit                          208           (528)         (320)         510           (20)           490
  Savings                                          (19)          (132)         (151)         (48)          (28)           (76)
  NOW accounts                                       4            (52)          (48)          22           (70)           (48)
  FHLB borrowings                                  698            (23)          675         (136)           (3)          (138)
                                            ----------       --------      --------    ---------       -------        -------
  Total interest-bearing liabilities               892           (736)          156          348          (121)          (227)
                                            ----------       --------      --------    ---------       -------        -------

Increase (decrease) in interest income          $1,108          $ 289        $1,397       $  388         $ 346        $   733
                                            ==========       ========      ========    =========       =======        =======

     Provision for Loan Losses. The provision for loan losses is the amount charged against earnings for the purpose of maintaining an adequate allowance for probable loan losses. Loan losses are, in turn, charged to this allowance rather than being reported as a direct expense. During the 12 month period ending December 31, 1999, a provision of $560,000 was added to the allowance for loan losses, increasing the period end balance to $1.8 million or 1.19% of outstanding loans. A provision of $550,000 was added to the allowance for loan losses for the 12 month period ending December 31, 1998. The amount of the allowance for loan losses is established based on management's estimates of the inherent risks associated with lending activities, past experience and present indicators such as delinquency rates and current market conditions. The increase to the allowance reflects the significant change in the loan portfolio composition, as commercial, construction and consumer loans have substantially increased.

     Management performs a four-step procedure in determining the appropriate level for the allowance for loan losses. First, at the end of each quarter, loan department personnel perform a review of the bank's loan portfolio. Individual loans are assigned an internal classification designation of unclassified, substandard, doubtful, or loss based on historical performance and specific circumstances known to the bank regarding the financial situation of the customer. Next, impaired loans are identified and a determination is made as to the necessity of creating a specific allowance. Any impairment allowance is based on the expected cash flows and the collateral available. There were four loans identified as impaired totaling $1.2 million at December 31,1999. A specific impairment allowance was established in the amount of $250,000. Next, the substandard and doubtful classifications are analyzed and a risk percentage is determined considering each type of loan and the severity of any probable loss. All loans categorized as "loss" are fully reserved. The final procedure is to assign risk percentages to unclassified loans based on historical and industry information regarding probable, yet unidentifiable, losses inherent in the portfolio. Industry factors are adjusted to reflect individual bank circumstances. Since First Community is entering new lines of business with little past experience to draw on in the areas of commercial, construction and consumer lending, an entry period of higher than industry norm loss is reflected in the risk percentages assigned these loan categories.

     In the opinion of management, the general allowance for loan losses of $1.6 million and the specific reserve of $250,000 at December 31, 1999 were adequate to cover probable losses.

     Non-interest Income.   Non-interest income increased $321,000 or 57.4% to
$882,000 for the 12 month period ended December 31, 1999 compared to $561,000 for the 12 month period ended December 31, 1998. Although management is encouraged by the increase in non-interest income, continued emphasis will be placed on improving non-interest income revenue. A wholly owned subsidiary of the Bank, Community Financial Services, Inc., a retail securities broker and financial advisor, was organized in December 1997, for the sole purpose of enhancing non-interest income. This newly formed subsidiary contributed $177,000 or 20% of the current period non-interest income.

     Non-interest Expense. Non interest expense represents the overhead expenses of the Bank. Management monitors all categories of non-interest expense in an attempt to improve operating performance. Non-interest expense increased 25.5% or $1.3 million to $6.5 million for the 12 months ended December 31, 1999 compared to $5.2 million for the 12 month period ended December 31,1998. The increase in non-interest expense is due primarily to a $1.5 million non-recurring contribution to the Bank Charitable Foundation.

     Income Taxes. Income tax expense for the 12 month period ended December 31,1999 was $331,000 compared to $138,000 for the 12 months ended December 31, 1998, an increase of $193,000 from the prior year. The increase was principally a result of the 95% increase in income before income taxes as previously discussed above.

Results of Operations for the 12 month periods ended December 31, 1998 and December 31, 1997

     Net Income. Net income for the year ended December 31, 1998, decreased 54% to $271,000 compared to net income for the year ended December 31, 1997 of $590,000. The reduction in earnings was a result of management's efforts to eliminate inefficient resources and obsolete equipment in preparation for operating the institution in a commercial banking environment. During the 12 months ended December 31,1998 approximately $800,000 of expenses were incurred to retire reoccurring overhead costs related to compensation agreements and fixed assets.

     Interest Income. Interest income increased 8.3% or $960,000 to $12.5 million for the year ended December 31, 1998 compared to $11.6 million for the 12 months ended December 31, 1997. The increase in interest income can be principally attributed to a $20.3 million increase in the average net loans receivable balance from 1997 to 1998 and a 31 basis point increase in the average yield on loan receivables for the same time period.

     Interest Expense. Interest expense increased 3.4% to $6.9 million for the year ended December 31, 1998 compared to $6.7 million for the year ended December 31, 1997. The increase in interest expense is a result of a 4 basis point decrease in the average rate paid on deposits and a $5.9 million increase in the average outstanding balance of total interest-bearing liabilities.

     Net Interest Income. Net interest income before the provision for loan losses, for the 12-month period ended December 31, 1998, increased 15.1% or $733,000 to $5.6 million compared to $4.8 million for the 12 month period ended December 31, 1997. Again, the emphasis placed on loan growth was the primary ingredient affecting the positive growth in net interest income, resulting in an 8.3% increase in interest income that was only partially offset by a 3.4% increase in interest expense.

     Provision for Loan Losses. No loans were charged-off against the allowance for loan losses during the year ended December 31, 1998. A provision of $550,000 was added to the allowance for loan losses, increasing the end of year balance to $1.3 million or 1.05% of outstanding loans. For the year ended December 31,1998 commercial loans increased $11.9 million or 195%. Consumer loans increased $2.7 million or 160%.

     Charge offs totaled $71,000 for 1997. A provision of $360,000 was added to the allowance for loan losses increasing the 1997 end of year balance to $781,000. Management considered the reserve for loan loss level to be adequate at December 31, 1998 and 1997.

     The amount charged to the Bank's provision to loan losses is based on management's judgement as to the amount required to maintain an allowance adequate to provide for potential losses in the loan portfolio. The level of this allowance is dependent on management's assessment of general economic conditions, a critique of potential losses based upon an internal credit grading system, total amount of past due loans, non-performing loans, historical industry charge off experience, and a periodic review and assessment of specific extensions of credit.

     Non-interest Income. Non-interest income increased $196,000 or 53.6% to $561,000 for the year ended December 31, 1998. Although management was encouraged by the increase in non-interest income, continued emphasis on improving non-interest income revenue. A wholly owned subsidiary of the Bank, Community Financial Services, Inc., a retail securities broker and financial advisor, was formed in December 1997, for the sole purpose of enhancing non-interest income.

     Non-interest Expenses. Non-interest expenses increased 33.5% or $1.3 million for the year ended December 31, 1998. Management has placed significant effort in eliminating expenses and overhead in preparation for operating in a commercial banking environment. Approximately $533,000 of overhead related expenditures were incurred over the year to fully fund deferred compensation plans for directors and salary continuation plans for the president. In addition, $273,000 of expenses were incurred to write down fixed assets.

Financial Condition

     First Community's financial condition is measured in terms of its asset and liability composition, asset quality, capital resources and liquidity. Total assets increased 33.4% to $230.7 million at December 31, 1999, compared to $172.9 million at December 31, 1998. The increase in assets was principally a result of $25.1 million of net proceeds received from the company's successful initial public offering completed June 21, 1999 and a leveraged securities transaction initiated in July 1999 in the amount of $25 million.

     Loans held for investment, net of reserves, increased 18.3% at December 31, 1999 to $150.5 million from the December 31, 1998 balance of $127.2 million. At December 31,1999, approximately 65% of the Bank' gross loan portfolio consisted of loans secured by 1-4 family residential properties. At December 31, 1998, 75% of gross loans were secured by 1-4 family residential properties. Loan production continued to emphasize commercial and consumer credits in an effort to diversify the loan portfolio and reduce the reliance on 1-4 single-family residential loans. Commercial loans have increased 80.1% or $14.4 million since December 31, 1998 and the construction loan portfolio has increased 65.7% or $6.1 million since December 31, 1998.

     Securities represent the second largest component of earning assets. Securities increased 105% at December 31, 1999 to $63.7 million compared to the December 31, 1998 balance of $31.1 million. The increase in securities is attributable to the re-investment of the proceeds received from the initial public offering and a $25 million leveraged bond transaction initiated July 15,1999. The 12-month average balance of securities increased 39.6 % for the period ended December 31, 1999 to $46.3 million compared to the $33.2 million average balance on securities for the 12 month period ended December 31, 1998.

     Deposits increased to $147.5 million at December 31, 1999 from $140.4 million at December 31, 1998, an increase of 5%. Depositors withdrew $2.9 million from deposit accounts to purchase common stock of the Company issued in the initial public offering. Local deposit competition is very strong. The following table reflects the maturities of certificates of deposit of $100,000 and greater as of December 31, 1999.

                                            December 31, 1999

                                              (In Thousands)
3 months or less                                  $ 6,712
Over 3 months through 12 months                    12,715
Over 12 months                                      2,191
                                                  -------
   Total                                          $21,618
                                                  =======

     Borrowed funds, collateralized through an agreement with the FHLB, increased to $32 million at December 31, 1999 from $5 million at December 31, 1998, an increase of 540%. Thirty million of the FHLB borrowings float with one-month LIBOR index and mature bi-annually at September 30, 2001. The borrowings are matched with Collateralized Mortgage Obligations (CMO's) in a structured, leveraged, match funded arbitrage. The CMO's reprice monthly at 80 basis points over the one-month LIBOR index. The remaining $2 million of FHLB borrowings are short-term borrowings used to facilitate normal loan growth and deposit fluctuations.

Asset Quality

     First Community's non-performing assets (loans 90 days or more delinquent and foreclosed real estate and repossessed assets) were $1.3 million, or 0.58% of total assets, at December 31, 1999, compared to $248,000, or 0.14% of total assets, at December 31, 1998. The increase in non-performing assets was due to four loans identified as impaired totaling $1.2 million at December 31,1999. A specific impairment allowance was established in the amount of $250,000. Loans charged-off against the allowance for loan losses for the 12 month period ended December 31, 1999 totaled $53,000 or .04% of average loans outstanding.

Capital

     Shareholder's equity at December 31, 1999 was $47.3 million, an increase of $24.2 million or 104.1% from $23.1 million at December 31, 1998. The increase is principally due to the Company's initial public offering which resulted in the issuance of 1,880,798 shares of no par common stock on June 21, 1999. Included in shareholder's equity at December 31, 1999 was $1.4 million, net of tax, of accumulated other comprehensive loss related to unrealized losses on securities available for sale compared to $147,000 of accumulated other comprehensive income related to unrealized gains one year earlier. Also included in shareholder's equity at December 31, 1999 was $2.2 million of unearned common stock for the Bank's Employee Stock Ownership Plan, representing 145,207 shares of common stock.

     FDIC regulations require banks to maintain certain capital adequacy ratios, leverage ratios and risk-based capital ratios. Banks supervised by the FDIC must maintain a minimum leverage ratio of core (Tier I) capital to average adjusted assets ranging from 3% to 5%. At December 31, 1999, the Bank' ratio of Tier I capital to average assets was 13.9%. The FDIC's risk-based capital guidelines require banks to maintain risk-based capital to risk-weighted assets of at least 8%. Risk-based capital for the Bank is defined as Tier I capital and the reserve for loan losses. At September 30, 1999, the Bank had a ratio of qualifying total capital to net risk-weighted assets of 25.2%.

     The Company is also subject to capital adequacy guidelines of the Board of Governors of the Federal Reserve (the "Federal Reserve Board"). Capital requirements of the Federal Reserve Board are similar to those of the FDIC.

     First Community significantly exceeds regulatory capital requirements. Management anticipates that

Company will continue to exceed capital adequacy requirements without altering current operations or strategies.

Liquidity

     First Community's policy is to maintain adequate liquidity to meet continuing loan demand and withdrawal requirements while paying normal operating expenses and satisfying regulatory liquidity guidelines. Maturing securities, principal repayments of loans and securities, deposits, income from operations and borrowings are the main sources of liquidity. Short-term investments (overnight investments with the FHLB and federal funds sold) and short-term borrowings (Federal Home Loan Bank advances, repurchase agreements and federal funds purchased) are the primary cash management liquidity tools. The investment portfolio provides secondary liquidity.

     At December 31, 1999, the estimated market value of liquid assets (cash, cash equivalents, and marketable securities) was approximately $70.3 million, representing 39.7% of deposits and borrowed funds. As First Community continues to grow, its loan portfolio liquidity will continue to be leveraged.

     The primary uses of liquidity are to fund loans, provide for deposit fluctuations and invest in other non-loan earning assets when excess liquidity is available. At December 31, 1999, outstanding off-balance sheet commitments to extend credit in the form of loan originations totaled $15.4 million. Available lines of credit totaled $7.3 million. Management considers current liquidity levels adequate to meet First Community's cash flow requirements.

Market Risk

     Market risk reflects the risk of economic loss resulting from changes in market prices and interest rates. The risk of loss can be reflected in diminished current market values and/or reduced potential net interest income in future periods. The Bank's market risk arises primarily from interest rate risk inherent in its lending and deposit taking activities. The Bank does not maintain a trading account for any class of financial instruments, nor does it engage in hedging activities or purchase high-risk derivative instruments. Furthermore, the Bank is not subject to foreign currency exchange risk or commodity price risk.

     Management measures the Bank's interest rate risk by computing estimated changes in net interest income ("NII") and net portfolio value ("NPV") of its cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. the Bank's exposure to interest rates is reviewed on a quarterly basis by senior management and the Board of Directors. Exposure to interest rate risk is measured with the use of interest rate sensitivity analysis to determine the change in NPV and NII in the event of hypothetical changes in interest rates, while interest rate sensitivity gap analysis is used to determine repricing characteristics of the Bank's assets and liabilities. If estimated changes to NPV and NII are not within the limits established by the Board, the Board may direct management to adjust the Bank's asset and liability mix to bring interest rate risk within Board approved limits.

     NPV represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. This analysis assesses the risk of loss in market risk sensitive instruments in the event of sudden and sustained 1% to 3% increases and decreases in market interest rates. The Bank's Board of Directors has adopted an interest rate risk policy that establishes maximum decreases in NPV and NII in the event of sudden and sustained 1% to 3% increases and decreases in market interest rates. The two tables below present the Bank's projected change in NPV and NII for various rate shock levels at December 31, 1999.

   Change in
 Interest Rates                     Net Portfolio
 in Basis Points                                           Board
  (Rate Shock)      Amounts      $ Change     % Change     Limit
----------------  -----------   ----------   ----------  ----------
Up 300                34,806      (7,484)       -17.70%      -40%

Up 200                37,810      (4,480)       -10.59%      -40%

Up 100                40,230      (2,060)        -4.87%      -40%

Base                  42,290           0          0.00%      -40%

Down 100              44,240       1,950          4.61%      -40%

Down 200              46,325       4,035          9.54%      -40%

Down 300              48,660       6,370         15.06%      -40%

   Change in
 Interest Rates                     Net Portfolio
 in Basis Points                                           Board
  (Rate Shock)      Amounts      $ Change     % Change     Limit
----------------  -----------   ----------   ----------  ----------
Up 300                 4,775       ($505)         -9.56%     -75%

Up 200                 5,026       ($254)         -4.81%     -50%

Up 100                 5,175       ($105)         -1.99%     -25%

Base                   5,280      $    0           0.00%      -5%

Down 100               5,312      $   32           0.61%      -5%

Down 200               5,286      $    6           0.11%      -5%

Down 300               5,274         ($6)         -0.11%      -5%

     The tables above indicate that at December 31, 1999, in the event of sudden and sustained increases in interest rates, the Bank's estimated NII and NPV would be expected to decrease. At December 31, 1999, the Bank's estimated changes in NPV and NII were within the targets established by the Board of Directors.

     Certain shortcomings are inherent in the method of analysis presented in the above tables. For example, although certain assets and liabilities may have similar maturities to repricing, they may react in differing degrees to changes in market interest rates. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market interest rates. Certain assets such as adjustable-rate loans have features which restrict changes in interest rates on a short-term basis and over the life of the asset. In addition, the proportion of adjustable-rate loans in the Bank's portfolio could decrease in future periods if market interest rates remain at or decrease below current levels due to refinance activity. Further, the event of a change in interest rates, prepayments and early withdrawal levels would likely deviate from those assumed in the tables. Also, the ability of many borrowers to repay their adjustable-rate debt may decrease in the event of an increase in interest rates.

     In addition, the Bank uses interest rate sensitivity gap analysis to monitor the relationship between the maturity and repricing of its interest-earning assets and interest-bearing liabilities, while maintaining an acceptable interest rate spread. Interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that time period. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities, and is considered negative when the amount of interest-rate sensitive liabilities exceeds the amount of interest-rate sensitive assets. Generally, during a period of rising interest rates, a negative gap generally would adversely affect net interest income, while a positive gap would result in an increase in net interest income. Conversely, during a period of falling interest rates, a negative gap generally would result in an increase in net interest income, while a positive gap would negatively affect net interest income. The Bank's goal is to maintain a reasonable balance between exposure to interest rate fluctuations and earnings. At December 31, 1999 the Bank had a one year positive cumulative gap to average total assets of 1.52%.

                                                                                        As of December 31
                                                                 1999          1998          1997           1996         1995
                                                                                         (in thousands)
Total assets................................................  $  230,741     $172,976      $167,817       $156,751     $152,225
Loans receivable, net
           Held for sale                                             212           --           287          2,256        2,254
           Held for investment                                   150,530      127,230       114,546         85,871       75,336
Investments.................................................
           Available for sale                                     24,623       16,462         9,082          6,991        2,581
           Held to maturity                                           --           --        13,397         25,403       37,688
Mortgage-backed securities
           Available for sale...............................      39,126       14,628         9,497         12,486        9,457
           Held to maturity.................................          --           --         8,650         11,314       15,517
Federal funds sold..........................................          --           --           300            350          100
Deposits....................................................     147,540      140,417       134,697        122,524      118,907
Advances from FHLB                                                32,000        5,000         6,700          9,000        9,000
Equity                                                            47,268       23,157        22,837         22,167       21,747

Selected Operating Data:

Total interest and dividend income..........................  $   14,097     $ 12,544      $ 11,583       $ 10,620     $  9,782

Total interest expense......................................       7,123        6,967         6,740          6,380        5,734

Net interest income.........................................       6,974        5,577         4,843          4,240        4,048

Provision for loan loss.....................................         560          550           360             60           --

Net interest income after provision for
           loan loss........................................       6,414        5,027         4,483          4,180        4,048

Other operating income......................................         882          561           365            357          568

Other operating expense.....................................       6,498        5,179         3,879          3,937        3,197

Income before income taxes, extra-ordinary credit, and
        cummulative effect of accounting....................         798          409           969            600        1,419

Income tax expense..........................................         331          138           379            201          510

Net income .................................................  $      467     $    271      $    590       $    399     $    909

Per share data, calculated from June 21, 1999 the date
 of the Company's initial public offering
  Earnings per share, basic and diluted                       $     0.33           --            --             --           --
  Weighted average shares outstanding, basic and diluted       1,732,578

Dividend Payout Ratio.......................................          --           --            --             --           --

Return on average assets....................................        0.23%        0.16%         0.36%          0.26%        0.63%

Return on average equity....................................        1.25%        1.16%         2.60%          1.82%        4.27%

Average equity to average assets............................       18.56%       13.61%        13.94%         14.26%       14.87%

Net interest margin.........................................        3.70%        3.46%         3.14%          2.87%        2.96%

     The table presented above identifies selected financial data for the periods ended December 31, 1999,1998,1997,1996 and 1995.

ITEM 7.   FINANCIAL STATEMENTS

                       Report of Independent Accountants


The Board of Directors
First Community Financial Corporation
Burlington, North Carolina

In our opinion, the accompanying consolidated statements of financial condition and the related consolidated statements of operations, of comprehensive income, of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of First Community Financial Corporation and its subsidiary at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.





PricewaterhouseCoopers LLP
February 17, 2000

Consolidated Statements of Financial Condition
December 31, 1999 and 1998
--------------------------------------------------------------------------------

                              Assets                                      1999             1998
                                                                      -------------    -------------
Cash and due from banks                                               $   3,296,608    $   3,084,695
Interest-bearing deposits in financial institutions                       3,286,342        3,822,429
Investment securities, available for sale                                24,623,293       16,462,427
Mortgage-backed securities, available for sale                           39,126,193       14,628,446
Loans receivable held for sale                                              212,940             --
Loans receivable held for investment, net                               150,529,675      127,229,600
Federal Home Loan Bank of Atlanta stock                                   1,600,000        1,369,000
Premises and equipment, net                                               2,482,541        2,407,367
Deferred income taxes                                                     2,792,064        1,427,946
Other assets                                                              2,791,144        2,544,589
                                                                      -------------    -------------
     Total assets                                                     $ 230,740,800    $ 172,976,499
                                                                      -------------    -------------

             Liabilities and Shareholders' Equity
Deposits:
  Noninterest-bearing demand                                          $   2,584,892    $   1,536,380
  Interest-bearing demand                                                14,247,380       14,969,522
  Savings                                                                15,611,644       18,119,231
  Certificates of deposit, $100,000 and over                             21,917,911       18,505,630
  Other time deposits                                                    93,178,095       87,285,743
                                                                      -------------    -------------
     Total deposits                                                     147,539,922      140,416,506
                                                                      -------------    -------------

Borrowed money                                                           32,000,000        5,000,000
Advance payments by borrowers for property taxes and insurance              224,433          229,340
Other liabilities                                                         3,708,311        4,173,537
                                                                      -------------    -------------
     Total liabilities                                                  183,472,666      149,819,383
                                                                      -------------    -------------

Commitments and contingencies (Notes 7, 9 and 15)

Shareholders' equity:
  Preferred stock, no par value, 5,000,000 shares authorized;
     no shares issued or outstanding                                           --               --
  Common stock, no par value, 20,000,000 shares authorized;
     1,880,798 shares issued and outstanding                             27,334,693             --
  Unearned ESOP shares, 145,207 shares at December 31, 1999              (2,178,105)            --
  Retained earnings, substantially restricted                            23,477,477       23,010,160
  Accumulated other comprehensive income (loss), net                     (1,365,931)         146,956
                                                                      -------------    -------------
     Total shareholders' equity                                          47,268,134       23,157,116
                                                                      -------------    -------------
     Total liabilities and shareholders' equity                       $ 230,740,800    $ 172,976,499
                                                                      =============    =============



  The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Operations
Years Ended December 31, 1999, 1998 and 1997
--------------------------------------------------------------------------------

                                                                     1999            1998            1997
                                                                 ------------    ------------    ------------
     Interest income:
       Interest and fees on loans                                $ 10,902,681    $  9,987,574    $  8,014,788
       Interest and dividends on investments                        3,194,615       2,556,450       3,568,504
                                                                 ------------    ------------    ------------
          Total interest income                                    14,097,296      12,544,024      11,583,292
                                                                 ------------    ------------    ------------

     Interest expense:
       Interest on deposits                                         6,127,375       6,646,326       6,280,159
       Interest on borrowed money                                     995,960         320,549         460,005
                                                                 ------------    ------------    ------------
          Total interest expense                                    7,123,335       6,966,875       6,740,164
                                                                 ------------    ------------    ------------

     Net interest income before provision for loan losses           6,973,961       5,577,149       4,843,128
     Provision for loan losses                                        560,000         550,000         360,000
                                                                 ------------    ------------    ------------
          Net interest income                                       6,413,961       5,027,149       4,483,128
                                                                 ------------    ------------    ------------

     Other income:
       Service charges on deposit accounts                            169,764          94,989          69,300
       Other fees, service charges and commissions                    427,698         255,832         143,049
       Net gain on sales of securities                                119,278          47,577            --
       Loan servicing fees                                             68,990          66,528          60,915
       Other                                                           96,671          95,724          91,808
                                                                 ------------    ------------    ------------
          Total other income                                          882,401         560,650         365,072
                                                                 ------------    ------------    ------------

     General and administrative expenses:
       Compensation and fringe benefits                             3,159,178       3,100,348       2,492,858
       Occupancy                                                      260,972         226,164         190,476
       Furniture and fixtures                                         385,675         284,669         251,275
       Advertising                                                    152,255         197,201         166,627
       Data processing                                                224,894         292,465         120,078
       Federal insurance premiums                                      84,840          82,046          78,727
       Charitable contributions                                     1,530,415         105,530         161,421
       Other                                                          700,108         890,428         417,564
                                                                 ------------    ------------    ------------
          Total general and administrative expenses                 6,498,337       5,178,851       3,879,026
                                                                 ------------    ------------    ------------

     Income before income taxes                                       798,025         408,948         969,174

     Income taxes                                                     330,708         137,811         379,490
                                                                 ============    ============    ============

     Net income                                                  $    467,317    $    271,137    $    589,684
                                                                 ============    ============    ============

     Net income per share-basic and diluted (1)                  $        .33
                                                                 ============

 The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Comprehensive Income
Years Ended December 31, 1999, 1998 and 1997
--------------------------------------------------------------------------------

                                                                    1999           1998          1997
                                                                    ----           ----          -----
     Net income                                                $   467,317     $  271,137     $  589,684

     Unrealized gain (loss) on available for sale securities    (2,411,530)       121,816        118,784

     Reclassification of net (gains) losses recognized in
       net income                                                  119,278        (47,577)         2,733

     Income tax effect of other comprehensive income items         779,365        (25,241)       (41,317)
                                                               -----------     ----------     ----------
     Other comprehensive income (loss)                          (1,512,887)        48,998         80,200
                                                               -----------     ----------     ----------
     Comprehensive income (loss)                               $(1,045,570)    $  320,135     $  669,884
                                                               ===========     ==========     ==========

 The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Shareholders' Equity
Years Ended December 31, 1999, 1998 and 1997
--------------------------------------------------------------------------------

                                                                             Retained         Accumulated
                                                           Unearned          Earnings,          Other
                                            Common           ESOP          Substantially     Comprehensive
                                            Stock           Shares          Restricted        Income (Loss)         Total
                                        -------------    ------------      ------------       ------------       ------------
Balance at January 1, 1997              $          --    $         --      $ 22,149,339       $     17,758       $ 22,167,097

Other comprehensive income
net of income taxes                                --              --                --             80,200             80,200

Net income                                         --              --           589,684                 --            589,684
                                        -------------    ------------      ------------       ------------       ------------

Balance at December 31, 1997                       --              --        22,739,023             97,958         22,836,981

Other comprehensive income
net of income taxes                                --              --                --             48,998             48,998

Net income                                         --              --           271,137                 --            271,137
                                        -------------    ------------      ------------       ------------       ------------

Balance at December 31, 1998                       --              --        23,010,160            146,956         23,157,116

Issuance of shares of common stock         27,324,168      (2,256,960)               --                 --         25,067,208

Other comprehensive loss
net of income taxes                                --              --                --         (1,512,887)        (1,512,887)

Net income                                         --              --           467,317                 --            467,317

Release of ESOP shares                         10,525          78,855                --                 --             89,380
                                        -------------    ------------      ------------       ------------       ------------

Balance at December 31, 1999            $  27,334,693    $ (2,178,105)     $ 23,477,477       $ (1,365,931)      $ 47,268,134
                                        =============    ============      ============       ============       ============



 The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows
Years Ended December 31, 1999, 1998 and 1997

                                                                                      1999            1998            1997
                                                                                  ------------    ------------    ------------
Cash flows from operating activities:
   Net income                                                                     $    467,317    $    271,137    $    589,684
   Adjustment to reconcile net income to net cash
     provided by (used in) operating activities:
       Provision for loan losses                                                       560,000         550,000         360,000
       Depreciation                                                                    384,791         273,635         242,575
       ESOP contribution                                                                89,380            --              --
       Amortization (accretion), net                                                     9,733         (52,818)       (212,345)
       Deferred income tax benefits                                                   (584,754)       (322,929)       (290,668)
       Net loss (gain) on disposals of premises and equipment                             --            75,030            --
       Net loss (gain) on disposals of foreclosed assets                                (8,701)           --             8,292
       Net loss (gain) on sales of securities                                         (119,278)        (47,577)          2,733
       Originations of loans held for sale                                          (3,951,943)     (8,474,019)       (415,200)
       Proceeds from sale of loans held for sale                                     3,858,892       8,827,702       2,428,507
       Change in valuation allowance for loans held for sale                              --              --           (48,241)
       Net loss (gain) on sale of loans                                                (21,347)        (66,437)          4,150
       Other operating activities                                                     (803,020)        430,383         335,328
                                                                                  ------------    ------------    ------------
         Net cash provided by (used in) operating activities                          (118,930)      1,464,107       3,004,815
                                                                                  ------------    ------------    ------------
Investing activities:
   Purchases of investment securities available for sale                           (55,956,870)    (20,499,323)     (6,008,024)
   Proceeds from sales of securities and mortgage-backed
     securities available for sale                                                  15,617,107       6,851,060       4,663,199
   Proceeds from maturities of securities available for sale                         1,500,000       5,357,000       1,000,000
   Purchases of investment securities held to maturity                                    --              --          (924,612)
   Proceeds from maturities of securities held to maturity                                --         6,091,028      13,177,236
   Proceeds from sales of securities held to maturity                                     --         2,915,862            --
   Proceeds from principal repayments of mortgage-backed
     securities available for sale                                                   3,998,444       8,979,163       3,992,300
   Redemption (purchase) of FHLB stock                                                (231,000)           --           171,900
   Net increase in loans held for investment                                       (23,958,617)    (13,315,931)    (29,189,064)
   Proceeds from disposal of foreclosed assets                                          99,940            --           146,214
   Purchases of premises and equipment                                                (459,965)       (815,376)       (637,948)
                                                                                  ------------    ------------    ------------
         Net cash used in investing activities                                     (59,390,961)     (4,436,517)    (13,608,799)
                                                                                  ------------    ------------    ------------
Financing activities:
   Net proceeds from issuance of common stock                                       25,067,208            --              --
   Net increase in deposit accounts                                                  7,123,416       5,719,308      12,172,900
   Net change in escrow deposits                                                        (4,907)        (10,501)         24,797
   Proceeds (repayments) of FHLB borrowings, net                                    27,000,000      (1,700,000)     (2,300,000)
                                                                                  ------------    ------------    ------------
          Net cash provided by financing activities                                 59,185,717       4,008,807       9,897,697
                                                                                  ------------    ------------    ------------

Increase (decrease) in cash and cash equivalents                                      (324,174)      1,036,397        (706,287)

Cash and cash equivalents, beginning of year                                         6,907,124       5,870,727       6,577,014
                                                                                  ------------    ------------    ------------

Cash and cash equivalents, end of year                                            $  6,582,950    $  6,907,124    $  5,870,727
                                                                                  ============    ============    ============



 The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

1    Nature of Operations and Summary of Significant Accounting Policies

     Nature of Operations

     First Community Financial Corporation (the "Company"), is a bank holding company incorporated under the laws of North Carolina in October 1998 (see
     Note 2). The Company's primary function is to serve as the holding company for its wholly-owned subsidiary, Community Savings Bank, Inc. (the "Bank"). The Bank operates four branches in the Piedmont area of North Carolina and provides a full range of banking services. The Bank includes a wholly-owned subsidiary, Community Financial Services, Inc. that provides investment services generally to Bank customers.

     The Bank's principal business activity is to accept deposits from the general public and to make conventional first mortgage loans for the purchase of real estate and general commercial loans, as well as to provide refinancing for loans secured by real estate. Substantially all of the Bank's lending activity is with customers located in Alamance and surrounding counties within North Carolina.

     Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, the Bank. All significant intercompany balances and transactions have been eliminated in consolidation.

     Cash and Cash Equivalents

     Cash and cash equivalents include demand and time deposits (with remaining maturities of ninety days or less at time of purchase) at other financial institutions and federal funds sold. Generally, federal funds are purchased and sold for one-day periods.

     Investments and Mortgage-Backed Securities

     Securities are classified into three categories:

     (1) Securities Held to Maturity - Debt securities that the Bank has the positive intent and the ability to hold to maturity are classified as held-to-maturity and reported at amortized cost;

     (2) Trading Securities - Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings; and

     (3) Securities Available for Sale - Debt and equity securities not classified as either securities held to maturity or trading securities are reported at fair value, with unrealized gains and losses excluded from earnings and reported as other comprehensive income, a separate component of retained income.

     Premiums and discounts on debt securities are recognized in interest income on the level interest yield method over the period to maturity.

Notes to Consolidated Financial Statements

     Mortgage-backed securities represent participating interests in pools of long-term first mortgage loans originated and serviced by the issuers of the securities. Premiums and discounts are amortized using the interest method over the remaining period to contractual maturity, adjusted for anticipated prepayments.

     Gains and losses on the sale of securities are determined by using the specific identification method.

     Loans Receivable and Allowance for Loan Losses

     Loans receivable held for investment are stated at the amount of unpaid principal, reduced by an allowance for loan losses and net deferred origination fees. Interest on loans is accrued based on the principal amount outstanding and is recognized on a level yield method. The accrual of interest is discontinued, and accrued but unpaid interest is reversed when, in management's judgment, it is determined that the collectibility of interest, but not necessarily principal, is doubtful. Generally, this occurs when payment is delinquent in excess of ninety days.

     Loan origination fees are deferred, as well as certain direct loan origination costs. Such costs and fees are recognized as an adjustment to yield over the contractual lives of the related loans utilizing the interest method.

     Commitment fees to originate or purchase loans are deferred, and if the commitment is exercised, recognized over the life of the loan as an adjustment of yield. If the commitment expires unexercised, commitment fees are recognized in income upon expiration of the commitment. Fees for originating loans for other financial institutions are recognized as loan fee income.

     A loan is considered impaired, based on current information and events, if it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Uncollateralized loans are measured for impairment based on the present value of expected future cash flows discounted at the historical effective interest rate, while all collateral-dependent loans are measured for impairment based on the fair value of the collateral. At December 31, 1999 and 1998, the recorded investment in loans which were defined as impaired was $1,176,369 and $0, and the allowance for loan losses related to such loans was $250,000 and $0, respectively. The average balance during 1999 for impaired loans was approximately $588,299. Total interest income related to impaired loans reflected in the 1999 Statement of Operations was approximately $40,157.

     The Bank uses several factors in determining if a loan is impaired. The internal asset classification procedures include a thorough review of significant loans and lending relationships and include the accumulation of related data. This data includes loan payment status, borrowers' financial data and borrowers' operating factors such as cash flows, operating income or loss, etc.

     The allowance for loan losses is increased by charges to income and decreased by charge-offs (net of recoveries). Management's periodic evaluation of the adequacy of the allowance is based on the Bank's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and current economic conditions. While management believes that it has established the allowance in accordance with generally accepted accounting principles and has taken into

Notes to Consolidated Financial Statements

     account the views of its regulators and the current economic environment, there can be no assurance that in the future the Bank's regulators or its economic environment will not require further increases in the allowance.

     Loans Held for Sale

     Loans originated and intended for sale are carried at the lower of cost or aggregate estimated market value. Net unrealized losses are recognized in a valuation allowance by charges to income. Gains and losses on sales of whole or participating interests in real estate loans are recognized at the time of sale and are determined by the difference between net sales proceeds and the Bank's basis of the loans sold, adjusted for the recognition of any servicing assets retained.

     Income Recognition on Impaired and Nonaccrual Loans

     Loans, including impaired loans, are generally classified as nonaccrual if they are past due as to maturity or payment of principal or interest for a period of more than 90 days, unless such loans are well-secured and in the process of collection. If a loan or a portion of a loan is classified as doubtful or is partially charged off, the loan is generally classified as nonaccrual. Loans that are on a current payment status or past due less than 90 days may also be classified as nonaccrual if repayment in full of principal and/or interest is in doubt.

     Loans may be returned to accrual status when all principal and interest amounts contractually due (including arrearages) are reasonably assured of repayment within an acceptable period of time, and there is a sustained period of repayment performance (generally a minimum of six months) by the borrower, in accordance with the contractual terms of interest and principal.

     While a loan is classified as nonaccrual and the future collectibility of the recorded loan balance is doubtful, collections of interest and principal are generally applied as a reduction to principal outstanding, except in the case of loans with scheduled amortization where the payment is generally applied to the oldest payment due. When the future collectibility of the recorded loan balance is expected, interest income may be recognized on a cash basis limited to that which would have been recognized on the recorded loan balance at the contractual interest rate. Receipts in excess of that amount are recorded as recoveries to the allowance for loan losses until prior charge-offs have been fully recovered.

     Transfers of Financial Assets

     The Company applies a financial-components approach that focuses on control when accounting and reporting for transfers and servicing of financial assets and extinguishments of liabilities. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This approach provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings.

     Premises and Equipment

     Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed by straight-line and accelerated methods based on

Notes to Consolidated Financial Statements

     estimated service lives of assets. Useful lives range from 10 to 40 years for substantially all premises and from 3 to 20 years for equipment and fixtures.

     Real Estate Owned

     Assets acquired through loan foreclosure are recorded as real estate owned ("REO") at the lower of the estimated fair value of the property less estimated costs to sell at the date of foreclosure or the carrying amount
     of the loan plus unpaid accrued interest.   The carrying amount is
     subsequently reduced by additional allowances which are charged to earnings if the estimated fair value declines below its initial value plus any capitalized costs. Costs related to the improvement of the property are capitalized, whereas costs related to holding the property are expensed.

     Investment in Federal Home Loan Bank Stock

     The Bank is required to invest in Federal Home Loan Bank of Atlanta (FHLB) stock in an amount equal to the greater of 1% of its net home mortgage loans receivable or 5% of its outstanding FHLB advances. At December 31, 1999 and 1998 the Bank owned 16,000 and 13,690 shares, respectively, of the FHLB's $100 par value capital stock. As no ready market exists for this stock, and it has no quoted market value, the stock is carried at cost.

     Income Taxes

     Deferred tax asset and liability balances are determined by application to temporary differences of the tax rate expected to be in effect when taxes will become payable or receivable. Temporary differences are differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

     Net Income Per Share

     Net income per share is computed on the basis of weighted average number of shares outstanding, excluding unallocated ESOP shares. Net income per share for 1999 is calculated by dividing net income for the period from June 21, 1999 to December 31, 1999 of $565,107 by the weighted average shares outstanding for the period since conversion. The weighted average shares outstanding for basic and diluted earnings per share calculations was 1,732,578 for the period from June 21, 1999 to December 31, 1999.

     Comprehensive Income

     The Company adopted SFAS No. 130, "Reporting Comprehensive Income" on January 1, 1998. SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains, and losses) in general-purpose financial statements.

     Segment Information

     During the year ended December 31, 1998, the Company adopted the provisions of SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information." The Statement requires that public business enterprises report certain information about

Notes to Consolidated Financial Statements

     operating segments in their annual financial statements and in condensed financial statements of interim periods issued to shareholders. It also requires that the public business enterprises report related disclosures and descriptive information about products and services provided by significant segments, geographic areas, and major customers, differences between the measurements used in reporting segment information and those used in the enterprise's general-purpose financial statements, and changes in the measurement of segment amounts from period to period.

     Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources, and in assessing performance. The Company has determined that it has one significant operating segment, the providing of general commercial financial services to customers located in the Piedmont area of North Carolina. The various products are those generally offered by community banks, and the allocation of resources is based on the overall performance of the institution, versus the individual branches or products.

     New Pronouncements

     The Company will adopt the provisions of SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities", as amended, effective with the fiscal quarter beginning July 1, 2000. This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that derivatives be recognized as either assets or liabilities in the statement of financial position and be measured at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and whether or not the derivative is designated as a hedging instrument. SFAS No. 133 is not expected to have a material effect on the Company's financial statements.

     Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.   Conversion to Stock Savings Bank

First Community Financial Corporation was incorporated in October 1998 under the laws of the State of North Carolina for the purpose of becoming the holding company for Community Savings Bank, SSB. Upon conversion of the Bank from a North Carolina chartered mutual savings bank to a North Carolina chartered stock savings bank, the Company acquired all of the outstanding common stock of the Bank. On June 21, 1999 the Company completed the sale of its common stock to the depositors and borrowers of the Bank. In connection with the conversion, the Company issued 1,880,798 shares of

Notes to Consolidated Financial Statements

no par value common stock, including 150,464 shares issued to the Employee Stock Ownership Plan ("ESOP") for $15 per share. The sale of common stock generated proceeds of $25,067,208, net of conversion costs of $887,802 and ESOP shares of $2,256,960. The common stock of the Company began trading on the NASDAQ under the symbol "FCFN" on June 21, 1999.

In connection with the conversion, the Bank acquired 100,000 shares of the common stock of the Company at the offering price of $15 per share. These shares were donated to a charitable foundation established by the Company and the Bank. The Statement of Operations for the year ended December 31, 1999 includes $1,500,000 related to the donation of these shares.

At the time of the conversion, the Bank established a liquidation account in an amount equal to the Bank's net worth, or approximately $23,060,000, for the benefit of eligible account holders have reduced their eligible deposits, shall cease upon the closing of the accounts, and shall never be increased. In the event of the liquidation of the Bank, all remaining eligible deposit account holders shall be entitled, after all payments to creditors, to a distributions from the liquidation account before any distribution to stockholders. Dividends paid by the Bank cannot be paid from the liquidation account.

The Bank may not declare or pay a cash dividend on, or repurchase any of, its capital stock if its regulatory capital would thereby be reduced below either the aggregate requirements imposed by federal and state regulations.

3.   Investment Securities

Investment securities at December 31, 1999 and 1998 are summarized as follows:

                                                                             Gross Unrealized          Estimated
                                                        Amortized     ----------------------------       Market
                                                           Cost            Gains         Losses           Value
                                                       ------------   ------------    ------------    ------------
1999:
Available for sale:
 U.S. Government agency securities                     $ 19,544,717   $         --    $   (836,240)    $18,708,477
 Municipals                                               2,603,213             --        (186,054)      2,417,159
 Corporate bonds                                          3,507,542             --          (9,885)      3,497,657
                                                       ------------   ------------    ------------    ------------
                                                       $ 25,655,472   $         --    $ (1,032,179)   $ 24,623,293
                                                       ============   ============    ============    ============
1998:
Available for sale:
 U.S. Treasury securities                              $  1,510,302   $     25,635    $         --    $  1,535,937
 U.S. Government agency securities                       12,213,021        131,508         (16,549)     12,327,980
 Municipals                                               2,621,123            725         (23,338)      2,598,510
                                                       ------------   ------------    ------------    ------------
                                                       $ 16,344,446   $    157,868    $    (39,887)   $ 16,462,427
                                                       ============   ============    ============    ============

During 1998, the Bank transferred securities classified as held-to-maturity with an amortized cost of $2,500,969 to available-for-sale resulting in a net unrealized gain of $23,406. In addition, a held-to-maturity security with a carrying value of $1,496,500 was liquidated with a loss of $250 recognized on the sale.

Available for sale securities with carrying values of $9,875,501, $5,000,342 and $7,167,156 were sold during the years ended December 31, 1999, 1998 and 1997, respectively. Gross realized gains on these

Notes to Consolidated Financial Statements

sales during 1999, 1998 and 1997 were, $58,405, $15,860 and $12,024, respectively. Gross realized losses on these sales during 1999, 1998 and 1997 were $21,617, $0, and $882, respectively.

Securities with a carrying value of $650,471, and $271,650 were pledged as collateral to secure public funds at December 31, 1999 and 1998, respectively. Securities with a carrying value of $5,765,253 and $4,492,102 were pledged as collateral at December 31, 1999 and 1998, respectively, to secure advances with the FHLB. Securities with a carrying value of $761,992 and $502,683 were pledged as collateral for treasury, tax and loan deposits at December 31, 1999 and 1998, respectively.

The amortized cost and estimated market value of debt securities at December 31, 1999, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                     Estimated
                                                       Amortized       Market
                                                          Cost         Value
                                                      -----------   -----------
Available for sale:
  Due in one year or less                             $ 8,318,930   $ 8,290,614
  Due after one year through five years                 8,531,986     8,425,542
  Due after five years through ten years                2,141,696     2,012,992
  Due after ten years                                   6,662,860     5,894,145
                                                      -----------   -----------
                                                      $25,655,472   $24,623,293
                                                      ===========   ===========

4.   Mortgage-Backed Securities

Mortgage-backed securities at December 31, 1999 and 1998 are summarized as follows:

                                                                                                       Estimated
                                                         Amortized          Gross Unrealized             Market
                                                           Cost          Gains           Losses          Value
                                                       ------------   ------------    ------------    ------------
1999:
Available for sale:
  FHLMC participation certificates                     $  2,257,067   $         81    $    (37,157)   $  2,219,991
  GNMA participation certificates                                --             --              --              --
  FNMA participation certificates                         2,703,336             --         (72,833)      2,630,503
  REMICs                                                 35,203,204         26,647        (954,152)     34,275,699
                                                       ------------   ------------    ------------    ------------

                                                       $ 40,163,607   $     26,728    $ (1,064,142)   $ 39,126,193
                                                       ============   ============    ============    ============
1998:
Available for sale:
  FHLMC participation certificates                     $  3,286,340   $     41,442    $     (7,507)   $  3,320,275
  GNMA participation certificates                         1,140,227         81,205              --       1,221,432
  FNMA participation certificates                         1,236,874             --          (3,155)      1,233,719
  REMICs                                                  8,860,328         21,877         (29,185)      8,853,020
                                                       ------------   ------------    ------------    ------------

                                                       $ 14,523,769   $    144,524    $    (39,847)   $ 14,628,446
                                                       ============   ============    ============    ============

Mortgage-backed securities with a carrying value of $5,622,247 were sold during the year ended December 31, 1999

Notes to Consolidated Financial Statements

resulting in gross realized gains of $84,316 and gross realized losses of $1,745. Mortgage-backed securities with a carrying value of $1,807,308 were sold during the year ended December 31, 1998, resulting in gross realized gains of $34,640 and gross realized losses of $2,923. Mortgage-backed and mortgage related securities with a carrying value of $1,688,011 were sold during the year ended December 31, 1997, resulting in gross realized losses of $13,875.

During 1998, the Bank transferred securities classified as held-to-maturity with an amortized cost of $3,445,554 to available-for-sale resulting in a net unrealized gain of $123,488. In addition, a held-to-maturity mortgage-backed security with a carrying value of $1,413,634 was liquidated resulting in a realized gain of $5,728.

Mortgage-backed securities held as available for sale, with a carrying value of $5,765,253, were pledged as collateral for advances from the FHLB at December 31, 1999 and 1998, respectively.

     The amortized cost and estimated market value of mortgage-backed securities at December 31, 1999, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                      Estimated
                                                        Amortized       Market
                                                           Cost         Value
                                                       -----------   -----------
Available for sale:
  Due after one year through five years                $ 1,477,160   $ 1,463,568
  Due after five years through ten years                 1,480,519     1,424,038
  Due after ten years                                   37,205,928    36,238,587
                                                       -----------   -----------
                                                       $40,163,607   $39,126,193
                                                       ===========   ===========


5.   Loans Receivable Held for Investment

Loans receivable held for investment at December 31, 1999 and 1998 are summarized as follows:

                                                                           1999             1998
                                                                      -------------    -------------
Mortgage loans                                                        $  99,588,012    $  95,505,366
Consumer loans                                                            6,234,474        4,386,415
Commercial loans                                                         47,870,434       27,320,172
                                                                      -------------    -------------
     Total                                                              153,692,920      127,211,953
Less:
  Loans in process, including funded but unclosed loans                    (735,917)       1,797,608
  Allowance for loan losses                                              (1,839,405)      (1,331,617)
  Deferred loan fees                                                       (587,923)        (448,344)
                                                                      -------------    -------------
Loans receivable, net                                                 $ 150,529,675    $ 127,229,600
                                                                      =============    =============

     At both December 31, 1999 and 1998, the Bank had entered into a security agreement with a blanket floating lien pledging its eligible real estate loans to secure actual or potential borrowings from the FHLB (See Note 7).

Notes to Consolidated Financial Statements

     The Bank originates mortgage loans for portfolio investment or sale in the secondary market. During the period of origination, mortgage loans are designated as either held for sale or investment purposes. Transfers of loans held for sale to the investment portfolio are recorded at the lower of cost or market value on the transfer date. Loans receivable held for sale at December 31, 1999 are fixed rate mortgage loans with an estimated market value of approximately $212,940. There were no loans held for sale at December 31, 1998.

     Net gains on sales of loans receivable held for sale amounted to $21,347 and $66,437 for the years ended December 31, 1999 and 1998, respectively. Net losses on sales of loans receivable held for sale amounted to $4,150 during year ended December 31, 1997.

The changes in the allowance for loan losses for the years ended December 31, 1999, 1998 and 1997 are as follows:


                                         1999            1998          1997
                                      -----------    -----------   -----------
Balance at beginning of period        $ 1,331,617    $   781,177   $   491,658
Provisions for loan losses                560,000        550,000       360,000
Loans charged off                         (52,212)            --       (71,055)
Recoveries                                     --            440           574
                                      -----------    -----------   -----------
Balance at end of period              $ 1,839,405    $ 1,331,617   $   781,177
                                      ===========    ===========   ===========

The following is a summary of the princple balances of loans on nonaccrual status and loans past due ninety days or more:

                                                          1999         1998
                                                       ----------   ----------
Loans past due ninety days or more                     $  156,000   $  157,000
Nonaccrual loans                                        1,176,000           --
                                                       ----------   ----------
                                                       $1,332,000   $  157,000
                                                       ==========   ==========

6.   Premises and Equipment

Premises and equipment at December 31, 1999 and 1998 consist of the following:

                                                         1999           1998
                                                     -----------    -----------
     Land                                            $   392,505    $   350,638
     Office buildings                                  2,231,358      1,947,045
     Furniture, fixtures and equipment                 1,561,522      1,427,736
     Vehicles                                             32,730         32,730
                                                       4,218,115      3,758,149
     Less accumulated depreciation                    (1,735,574)    (1,350,782)
                                                     -----------    -----------
          Total                                      $ 2,482,541    $ 2,407,367
                                                     ===========    ===========

Notes to Consolidated Financial Statements

7.   Employee Benefit Plans

During 1997, the Company established a contributory savings plan for its employees which meets the requirements of section 401(k) of the Internal Revenue Code. This plan replaced another retirement plan with similar provisions and benefits. Employees 21 years of age or older with at least 6 months of employment with the Company are eligible to participate. With this plan, employees may contribute from 1% and 15% of compensation, subject to an annual maximum as determined under the Internal Revenue Code. The Company matches 50% of employee's contributions, up to 6%. The employees' contributions are invested at their direction in one or more investment funds. The plan provides that the employees' contributions are vested at all times and the Company's contributions vest 20% per year beginning with the second year of service, with 100% vesting after six years or attaining normal retirement age. The Company contributed $52,307, $90,292 and 88,719 to the plan for the years ended December 31, 1999, 1998, and 1997, respectively.

Directors participate in deferred compensation plans. These plans generally provide for fixed payments for a period of ten years once directors reach age seventy. The estimated amount of future payments to be made are provided for according to the terms of the various contracts for each participant. The Bank expensed $203,175, $626,585 and $537,874 related to these plans during the years ended December 31, 1999, 1998 and 1997, respectively. Included in other liabilities at December 31, 1999 and 1998 is and $3,538,657 and $3,563,592, respectively, related to these plans. The Bank purchases life insurance contracts on the participants, of which the Bank is the owner and beneficiary. These contracts had a cash surrender value, net of policy loans and accrued interest thereon, of $1,304,356 and $992,891 at December 31, 1999 and 1998, respectively.

8.   Employee Stock Ownership Plan

The Company's Board of Directors has adopted an employee stock ownership plan ("ESOP"), effective June 21, 1999. Employees of the Company and its subsidiary who have attained age 21 and completed one year of service are eligible to participate in the ESOP. The ESOP is to be funded by contributions made by the Company or the Bank in cash or shares of common stock. Shares are committed to be released for financial statement purposes when the Bank makes scheduled payments on the ESOP note payable and will be allocated to employees on the basis of relative compensation in the year of allocation. Employees vest in their allocated ESOP shares over five years. The number of shares legally released and allocated is based in the ratio of the actual principal payments for the ESOP note payable. The Bank expects to contribute sufficient funds to the ESOP to repay the note payable over a fifteen year period, plus such other amounts as the Company's Board of Directors may determine in its discretion.

Initially, the ESOP acquired 150,464 shares of the Company's common stock financed by $2,256,960 in borrowings by the ESOP from the Company. At December 31, 1999, 5,257 shares have been allocated to participants accounts and 145,207 shares with an estimate market value of $2,468,519 remain unallocated. All allocated shares are considered outstanding for earnings per shares purposes. The principal balance of the ESOP loan was $2,178,105 at December 31, 1999. Compensation expense related to the ESOP is based on the fair market value of shares on the date shares are committed to be released. The financial statements for the year ended December 31, 1999 include compensation expense of $89,380 related to the ESOP.

9.   Borrowed Money

     Borrowed money represents advances from the FHLB and totaled $32,000,000 and $5,000,000 at December 31, 1999 and 1998, respectively. These advances had a weighed average rate of 5.48% and 5.66% at December 31, 1999 and 1998, respectively. Advances outstanding at December 31, 1999 mature in September 2001.

     At December 31, 1999 and 1998 the Bank had securities with a carrying value of $5,765,253 and certain loans secured by one to four family residential mortgages pledged against actual and potential borrowings from the FHLB.

Notes to Consolidated Financial Statements

At December 31, 1999, the Bank had an additional $14,148,160 of credit available with the FHLB.

10.  Deposits

The scheduled maturities of certificates of deposit of as of December 31, 1999 are summarized as follows (in thousands):

     2000                                                            $  95,799
     2001                                                               14,829
     2002                                                                3,812
     2003                                                                  597
     2004                                                                   59
                                                                     ---------
                                                                     $ 115,096
                                                                     =========

     At December 31, 1999 and 1998, the Bank had cash and due from banks approximating $312,000 pledged to secure certain Individual Retirement Accounts.

11.  Income Taxes

The components of income taxes for the years ended December 31, 1999, 1998 and 1997 are as follows:

                                             1999          1998        1997
                                           ---------    ---------    ---------
     Current expense                       $ 915,462    $ 460,740    $ 670,158
     Deferred benefit                       (584,754)    (322,929)    (290,668)
                                           ---------    ---------    ---------
       Total                               $ 330,708    $ 137,811    $ 379,490
                                           =========    =========    =========

     Reconciliation of expected income tax at the statutory Federal rate of 34% with income tax expense for the years ended December 31, 1999, 1998 and 1997 are as follows:

                                          1999         1998         1997
                                        ---------    ---------    ---------
Expected income tax expense             $ 271,329    $ 139,042    $ 329,484
State income taxes, net of federal
  income tax benefit                       82,434           --        7,638
Other                                     (23,055)      (1,231)      42,368
                                        ---------    ---------    ---------
                                        $ 330,708    $ 137,811    $ 379,490
                                        =========    =========    =========

The components of the net deferred income tax asset at December 31, 1999 and 1998 is as follows:

Notes to Consolidated Financial Statements

                                                                 1999         1998
                                                              ----------   ----------
Deferred income tax assets:
  Deferred directors' fees                                    $1,203,143   $1,211,621
  Unrealized losses on securities available for sale             703,661           --
  Allowance for loan losses                                      618,307      441,592
  Contributions carryforward                                     440,971           --
  Deferred loan fees and costs                                   199,894      152,437
                                                              ----------   ----------
                                                               3,165,976    1,805,650
                                                              ----------   ----------
Deferred income tax liabilities:
  Depreciation and amortization                                    7,002       16,315
  Unrealized gains on securities available for sale                   --       75,704
  FHLB stock dividends                                           221,340      221,340
  Other                                                          145,570       64,345
                                                              ----------   ----------
                                                                 373,912      377,704
                                                              ----------   ----------
Net deferred income tax asset                                 $2,792,064   $1,427,946
                                                              ==========   ==========

     Retained income at December 31, 1999, includes approximately $5,232,000 for which no deferred income tax liability has been recognized. This amount represents an allocation of income to bad debt deductions for income tax purposes only, through fiscal 1986 (pre-1987 bad debt reserves). Reductions of the allocated amount for purposes other than tax bad debt losses or adjustments arising from carryback of net operating losses would create income for tax purposes only, which would be subject to the then current corporate income tax rate.

12.  Leases

     The Bank has a non-cancelable operating lease for office space that expires in April 2001. Payments made under this lease during 1999, 1998, and 1997 were $58,255, $28,258 and $16,306, respectively. Future minimum lease payments under this lease for years subsequent to December 31, 1999 are $53,220 for 2000 and $17,740 for 2001.

13.  Regulatory Capital Requirements

     The Company and the Bank are subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines. Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios, as set forth in the table below. Management believes, as of December 31, 1999, that the Company and the Bank meet all capital adequacy requirements to which it is subject.

     As of June 30, 1998, the date of the most recent notification from the FDIC, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank's category.

Notes to Consolidated Financial Statements

The Bank's actual and required capital amounts and ratios as of December 31, 1999 and 1998 are presented in the table below. The total and tier 1 ratios are calculated using risk weighted assets (RWA) and tier 1 is also calculated to average assets (AA).


                                                            For Capital         To Be Well
                                    Actual                Adequacy Purposes     Capitalized
                          --------------------------   -----------------------  -----------
                             Amount          Ratio        Amount       Ratio       Ratio
                          -------------   ----------   ------------  ---------  -----------
1999:
Total Capital (to RWA)    $50,313,853      37.44%      $10,750,640      8.00%      10.00%

Tier I Capital (to RWA)    48,634,066      36.19%        5,375,320      4.00%       6.00%

Tier I Capital (to AA)     48,634,066      21.00%        9,264,680      4.00%       5.00%

1998:
Total Capital (to RWA)    $24,110,778      27.38%      $ 7,045,040      8.00%      10.00%

Tier I Capital (to RWA)    23,010,161      26.13%        3,522,520      4.00%       6.00%

Tier I Capital (to AA)     23,010,161      13.45%        6,592,400      4.00%       5.00%

14.  Mortgage Banking Activities

     Mortgage loans serviced for others are not included in the accompanying statements of financial condition. The unpaid principal balances of mortgage loans serviced for others was $24,288,577 and $24,166,854 at December 31, 1999 and 1998, respectively. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payment to investors and foreclosure processing. Loan servicing income is recorded on the accrual basis and includes servicing fees from investors and certain charges collected from borrowers, such as late payment fees. The Bank does not capitalize mortgage servicing rights related to loans serviced for others due to the fact that the fee received is considered adequate compensation for the costs incurred to service the related loans.

15. Financial Instruments With Off-Balance Sheet Risk and Significant Concentrations of Credit Risk

     The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit and involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet.


     The Bank exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Bank

Notes to Consolidated Financial Statements

     evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the borrower. Since many unused lines of credit expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

A summary of the contractual amounts of the Bank's exposure to off-balance sheet risk as of December 31, 1999 and 1998 is as follows:

                                                           1999          1998
Commitments to extend credit:
  Commitments to originate loans                       $15,406,000   $10,178,000
  Undrawn balances on lines of credit                    7,348,000     5,596,000
                                                       -----------   -----------
                                                       $22,754,000   $15,774,000
                                                       ===========   ===========


16.  Paren Company Financial Data

     The Company's principal asset is its investment in the Bank. Condensed financial statements for the parent company as of December 31, 1999 and for the year then ended are as follows:

Condensed Balance Sheet
Cash                                                             $14,542,685
Investment in wholly-owned subsidiary                              9,900,809
Other assets                                                             660
                                                                 -----------
    Total assets                                                 $24,444,154
                                                                 ===========

Other liabilities                                                $   235,346
Shareholders' equity                                              24,208,808
                                                                 -----------
    Total liabilities and shareholders' equity                   $24,444,154
                                                                 ===========

Notes to Consolidated Financial Statements

Condensed Statement of Income

Equity in earnings of subsidiary                              $    755,257
Interest on ESOP loan                                              107,516
                                                              ------------
Total income                                                       862,773
                                                              ------------

Employee compensation                                              120,180
Other expenses                                                      36,820
                                                              ------------
Total expenses                                                     157,000
                                                              ------------

Income before income taxes                                         705,773
Income tax expense                                                 140,666
                                                              ------------
     Net income                                               $    565,107
                                                              ============

Condensed Statement of Cash Flows

Cash flows from operating activities:
  Net income                                                  $    565,107
  Equity in undistributed earnings of wholly-owned subsidiary     (755,257)
  ESOP compensation                                                 89,380
  Increase in other assets                                            (660)
  Increase in other liabilities                                    235,346
                                                              ------------
     Net cash provided by operating activities                     133,916
                                                              ------------

Cash flows from investing activities:
  Investment in subsidiary                                     (10,658,439)
                                                              ------------
     Net cash used in investing activities                     (10,658,439)
                                                              ------------

Cash flows from financing activities:
  Net proceeds from issuance of common stock                    25,067,208
     Net cash provided by financing activities                  25,067,208
     Net increase in cash                                       14,542,685
Cash at beginning of year                                               --
                                                              ------------
Cash at end of year                                           $ 14,542,685
                                                              ============

17.  Fair Values of Financial Instruments

     Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" (SFAS No. 107), requires the disclosure of estimated fair values for financial instruments. Quoted market prices, if available, are utilized as an estimate of the fair value of financial instruments. Because no quoted market prices exist for a significant part of the Company's financial instruments, the fair value of such instruments has been derived based on management's assumptions with respect to future economic conditions, the amount and timing of future cash flows and estimated discount rates. Different assumptions could

Notes to Consolidated Financial Statements

     significantly affect these estimates. Accordingly, the net realizable value could be materially different from the estimates presented below. In addition, the estimates are only indicative of individual financial instruments' values and should not be considered an indication of the fair value of the Company taken as a whole.

     Fair values have been estimated using data which management considered the best available, and estimation methodologies deemed suitable for the pertinent category of financial instrument. The estimation methodologies, resulting fair values, and recorded carrying amounts at December 31, 1999 and 1998 were as follows:

     Cash and cash equivalents are by definition short-term and do not present any unanticipated credit issues. Therefore, the carrying amount is a reasonable estimate of fair value. The estimated fair values of investment securities and mortgage-backed securities are provided in Notes 2 and 3 to the financial statements. These are based on quoted market prices, when available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

     The fair value of loans held for sale is estimated using quoted market prices or market prices for similar instruments.

     The fair value of the net loan portfolio has been estimated using the present value of expected cash flows, discounted at an interest rate adjusted for servicing costs and giving consideration to estimated prepayment risk and credit loss factors. The fair values of the Bank's loan portfolio at December 31, 1999 and 1998 were as follows:

                                                      1999                1998
Loans:
   Carrying amount                                $150,259,675        $127,229,600
   Estimated fair value                           $149,790,720        $124,685,900

     The fair value of deposit liabilities with no stated maturities has been estimated to equal the carrying amount (the amount payable on demand), totaling $32,443,916 and $34,625,133 at December 31, 1999 and 1998,
     respectively. Under SFAS No. 107, the fair value of deposits with no stated maturity is equal to the amount payable on demand. Therefore, the fair value estimates for these products do not reflect the benefits that the Company receives from the low-cost, long-term funding they provide. These benefits are considered significant.

     The fair value of certificates of deposits and advances from the FHLB is estimated by discounting the future cash flows using the current rates offered for similar deposits and advances with the same remaining maturities. The carrying values and estimated fair values of certificates of deposit and FHLB advances at December 31, 1999 and 1998 were as follows:

Notes to Consolidated Financial Statements

                                        1999          1998
     Certificates of deposits:
       Carrying amount             $115,096,000   $105,791,400
       Estimated fair value         115,186,022    105,818,200
     Advances from the FHLB:
       Carrying amount             $ 32,000,000   $  5,000,000
       Estimated fair value          32,000,000      5,000,000

     There is no material difference between the carrying amount and estimated fair value of off-balance sheet items totaling $22,754,000 and $15,774,000 at December 31, 1999 and 1998, respectively.

     The Company's remaining assets and liabilities are not considered financial instruments.

18.  Cash Flow Supplemental Disclosures

The following information is supplemental information regarding the cash flows for the years ended December 31, 1999, 1998 and 1997:

                                                     1999         1998         1997
Cash paid for:
  Interest on deposits and borrowed funds         $6,389,545   $6,681,020   $6,730,576
  Income taxes                                       833,350      520,000      720,000

Summary of noncash investing and
  financing activities:
    Real estate acquired through settlement
      of loans                                    $       --   $   81,991   $  154,506

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not  applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH 16(a) OF THE EXCHANGE ACT

The following table sets forth certain information with respect to the persons who currently serve as members of the Board of Directors of the Company.

                             Age on
                           December 31,           Principal Occupation                             Director
Name                          1999               During Last Five Years                            Since /(1)/
----                          ----               -----------------------                          -------------
Jimmy L. Byrd/(1)/              54      Partner of Byrd Limited Partnership                           1977

W. R. Gilliam, Chairman         62      President of the Bank, SSB                                    1986

Julian P. Griffin               67      Retired transportation executive and minister                 1985

Edgar L. Hartgrove              74      Retired District Manager of Duke Power Company                1984

William C. Ingold               72      Owner of Burlington Motors, Inc., automobile dealerships      1979

Charles A. LeGrand              72      Retired hosiery executive                                     1975

James D. Moser, Jr.             61      Certified Public Accountant, Gilliam Coble & Moser LLP        1992

W. Joseph Rich                  57      President, Rich & Thompson Funeral Service, Inc.              1977

Alfred J. Spitzner              68      Metallurgical consultant                                      1979

Herbert N. Wellons              77      Retired President of the Bank, SSB                            1977


(1)     Includes service as a director of the Bank.
(2) A cousin of Jimmy L. Byrd is married to Joseph C. Canada, an executive officer of the Company and the Bank.

Executive Officers

     The Company has five executive officers. The following table sets forth certain information with respect to such executive officers:

                            Age on
                         December 31,         Positions and Occupations            Employed
Name                         1999              During Last Five Years             Since/(1)/
----                     ------------         -------------------------           ----------
W. R. Gilliam                62             President and Chief Executive             1959
                                            Officer

Larry H. Hall                54             Executive Vice President;                 1996
                                            previously Senior Vice President;
                                            previously Vice President of
                                            Branch Banking and Trust Company

Joseph C. Canada             51             Senior Vice President and                 1973
                                            Secretary; previously Treasurer

Christopher B. Redcay        47             Senior Vice President, Treasurer          1998
                                            and Chief Financial Officer;
                                            previously consultant with JBA
                                            Consulting, Inc.; previously Chief
                                            Financial Officer and Secretary
                                            and Treasurer of F&M Financial
                                            Corporation

(1)  Includes employment by the Bank prior to formation of the Company.

Section 16(a) Beneficial Ownership Compliance

     Section 16(a) of the Exchange Act requires the Company's executive officers and directors, and persons who own more than ten percent of the Common Stock, to file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

     Based solely on a review of the copies, with the exception of James D. Moser, Jr., of such forms furnished to First Community and written representations from First Community's executive officers and directors, First Community believes that during the fiscal year ended December 31, 1999, all of its executive officers and directors complied with all applicable Section 16(a) filing requirements, On December 7, 1999, Jr. Mr. Moser was granted a power of attorney for his father, who owns 500 shares of the Common Stock The form disclosing this change in beneficial ownership will be filed shortly.

ITEM 10.  EXECUTIVE COMPENSATION

Directors' Fees

     The directors of the Company are also directors of the Bank. Directors are compensated for serving as directors of the Bank but receive no separate compensation for serving as directors of the Company. For their service on the Bank's Board of Directors, all members of the Bank's Board of Directors receive $1,000 per month. The Chairman of the Board receives $1,050 per month. Board fees are subject to adjustment annually. No additional fees are paid in connection with committee meetings.

     The Bank has entered into deferred compensation agreements with its directors. Under such arrangements, the directors waived immediate receipt of their directors' fees for various periods of time in exchange for the Bank's agreement to pay to the directors amounts over a specified period of time beginning at a date set forth in the agreements. Benefits are also payable to designated beneficiaries upon the director's death. Under some of the agreements, benefits are also payable in the event of a disability. Benefits vest under the agreements over a period of time so that benefits are forfeited or reduced if service to the Bank is terminated prior to the expiration of specified vesting periods (other than for reasons of death or, in some cases, disability.) Such vesting requirements have been satisfied. In order to fund the deferred compensation benefits, the Bank has purchased insurance policies of which it is the beneficiary. Total compensation expense related to the directors' deferred compensation arrangements was approximately $202,000 during the fiscal year ended December 31, 1999. This expense is partially offset by increases in the cash surrender value of the insurance policies purchased in connection with such deferred compensation arrangements, which represents income to the Bank.

Directors' Retirement Plan

     The Bank has also adopted a Directors' Retirement Plan. This plan provides that directors of the Bank will be paid $1,500 per month for 10 years beginning on the later of the director's 65/th/ birthday or October 1, 1996. Alternatively, the Bank may elect to pay the benefits in a lump sum payment equal to the present value of the payment stream. Benefits are payable to designated beneficiaries in the event a director dies prior to receiving full payment.

     Death and disability benefits of $1,500 per month for 10 years are payable in the event a director dies or becomes disabled prior to reaching his 65/th/ birthday. In certain situations, the death or disability benefits may be paid by the Bank in a lump sum payment equal to the present value of the stream of unpaid payments.

     Benefits under the Directors' Retirement Plan vest over a period of time so that benefits are forfeited or reduced if service to First Community is terminated prior to the expiration of specified vesting periods (other than for reasons of death or disability and other than a termination after a change in control). All such vesting requirements are satisfied.

     Insurance policies have been purchased to fund the benefits payable under the retirement plan. Total compensation expense related to the Directors' Retirement Plan during the fiscal year ended December 31, 1999 was approximately $248,000. This expense is partially offset by increases in the cash surrender value of insurance policies purchased in connection with the plan.

Executive Compensation

     The following table sets forth for the 12 month periods ended December 31, 1999 and 1998 certain information as to the cash compensation earned by the Chief Executive Officer and Executive Vice President of First Community. There were no other executive officers of First Community whose salary and bonus compensation exceeded $100,000 for service in all capacities.

                                                                        Other Annual         All Other
      Name and Position                 Year      Salary     Bonus     Compensation (1)     Compensation        Total
-----------------------------------    ------    --------   -------    ----------------    -------------        -----
W.R. Gilliam, President and Chief       1999     120,000    21,943             -       (2)     57,450          199,391
 Executive Officer                      1998     103,000    32,317             -       (3)    359,622

Larry H. Hall Executive Vice            1999      91,500    11,978             -       (4)     11,445          103,478
 President                              1998 (5)              -                -                                  -

(1) Under the "Other Annual Compensation" category, perquisites for fiscal year ended December 31, 1999 and 1998 did not exceed the lesser of $50,000 or 10% of salary and bonus as reported for Mr. Gilliam or Mr. Hall.

(2) Includes (a) $12,600 in directors' fees for Mr. Gilliam, (b) $16,849 in payments to Mr. Gilliam which are reimbursements of expenses incurred by Mr. Gilliam with respect to life insurance policies purchased by him, including the taxes payable on such amounts, (c) $12,203 in contributions to Community Savings retirement plans for Mr. Gilliam and (c) $15,798 accrued for the benefit of Mr. Gilliam under the Directors' Retirement Plan.

(3) Includes (a) $6,675 in directors' fees; (b) $315.040 accrued under supplemental income agreements established for the benefit of Mr. Gilliam,
    (c) $14,505 in payments to Mr. Gilliam, which are reimbursements of expenses incurred by Mr. Gilliam with respect to life insurance policies purchased by him, including the taxes payable on such amounts, (d) $8,769 in contributions to First Community's retirement plans for Mr. Gilliam and (e) $14,627 accrued for the benefit of Mr. Gilliam under the Directors' Retirement Plan. The amounts described in items (b), (d) and (e) did not represent actual cash payments to Mr. Gilliam.

(4) Includes $11,445 in contributions to the Bank's retirement plans for Mr.
    Hall.

(5) Mr. Hall's salary and bonus compensation did not exceed $100,000 in 1998.

The Bank's personnel committee, composed of directors Spitzner, Wellons, Ingold and Gilliam, makes recommendations to the Bank's Board of Directors with respect to compensation of its executive officers. The Bank's Board of Directors then determines the compensation of the executive officers. The salaries of each of the executive officers is determined based upon the executive officer's contributions to the Bank's overall profitability, maintenance of regulatory compliance standards, professional leadership, and management effectiveness in meeting the needs of day to day operations. The Board of Directors also compares the compensation of the Bank's executive officers with compensation paid to executives of comparable financial institutions in North Carolina and executives of other businesses in the Bank's market area. Mr. Gilliam participates in the deliberations of the personnel committee and Board of Directors regarding compensation of executive officers other than himself. He does not participate in the discussion or decisions regarding his own compensation.

Incentive Compensation

         The Bank has an incentive bonus compensation program. Under this program, certain employees of the Bank, including executive officers, are eligible to receive bonuses equal to a specified percentage of their salary if the particular employee attains or exceeds certain personal performance goals. The performance goals for the Bank are structured so that bonuses will be greater or lower, depending upon the extent to which the goals are exceeded. Performance goals for the Bank and for individual participants and the proposed bonuses based on such goals are established annually by the Bank's Board of Directors. Discretionary bonuses are also sometimes paid by the Bank to its employees.

Retirement Plan

         The Bank has established a contributory savings plan for its employees, which meets the requirements of section 401(k) of the Code. Substantially all employees are covered by the plan. Under the plan, the Bank contributes $2.00 for each $1.00 contributed by the employee up to an employee contribution of 5% of his or her salary. The 401(k) retirement plan, which was adopted during 1997, replaced another retirement plan which provided similar benefits.

         Participants are fully vested in amounts they contribute to the plan. Participants are fully vested in amounts contributed to the plan on their behalf by the Bank as employer matching contributions and as profit sharing contributions after six years of service as follows: 1 year, 0%; 2 years, 20%; 3 years, 40%; 4 years, 60%; 5 years, 80%; 6 or more years, 100%.

         The total amount contributed by the Bank to the retirement plan during the 12 months ended December 31, 1999 was approximately $52,000. The assets of the plan exceeded vested benefits as of December 31, 1999, the date of the last accounting.

Supplemental Income Plans

     The Bank has entered into two separate supplemental income agreements with
W. R. Gilliam, President and Chief Executive Officer. These agreements provide that Mr. Gilliam will receive annual payments of $67,324 for 15 years upon termination of his employment with the Bank. In the event of Mr. Gilliam's death before all payments have been made, benefits would be payable to designated beneficiaries. In addition, if Mr. Gilliam's employment with the Bank should terminate as a result of his death or disability, such annual payments would be made for a 15-year period to Mr. Gilliam or to his designated beneficiaries, as applicable. The benefits payable under the supplemental income agreements are funded by the purchase of life insurance. During the 12 months ended December 31, 1999, there was no compensation expense related to the
supplemental income plans.   As a result of accruals during 1998, the
supplemental income plans are fully funded.

Life Insurance Benefits

     W. R. Gilliam, President and Chief Executive Officer, and Joseph C. Canada, Senior Vice President and Secretary, are provided with $250,000 and $150,000 of life insurance coverage by the Bank. Mr. Gilliam and Mr. Canada own these policies and pay the premiums on them. The Bank reimburses the premium expenses to Mr. Gilliam and Mr. Canada and pays the employees an additional amount to reimburse them for the tax liability they incur as a result of such payments. During the 12 months ended December 31, 1999, the Bank paid approximately $20,000 to Mr. Gilliam and Mr. Canada in such reimbursement expenses.

Other Benefits

     First Community provides its employees with group medical, dental, life and disability insurance benefits. Employees are also provided with vacation, holiday and sick leave.

Employment Agreement

     In connection with the Conversion, the Bank entered into an employment agreement with W. R. Gilliam, President and Chief Executive Officer, in order to establish his duties and compensation and to provide for his continued employment with the Bank. The agreement currently provides for an annual base salary of $120,000. The agreement provides for a three year initial term of employment. Commencing on the first anniversary date and continuing on each anniversary date thereafter, following a performance evaluation of the employee, the agreement may be extended for an additional year so that the remaining term shall be three years unless written notice of non-renewal is given by the Board of Directors. The agreement also provides that base salary shall be reviewed by the Board of Directors not less often than annually. In the event of a change in control (as defined below), Mr. Gilliam's base salary shall be increased by at least 6% annually and the agreement will automatically be extended so that it will have a three year term after the change in control. In addition, the employment agreement provides for participation in all other pension, profit-sharing or retirement plans maintained by the Company or by the Bank for employees of the Bank, as well as fringe benefits normally associated with Mr. Gilliam's office. Mr. Gilliam continues to be eligible to receive bonuses under any existing bonus compensation plan for executive officers and Mr. Gilliam will receive additional discretionary bonuses computed on the same basis as those paid to other employees. See "- Incentive Compensation." The employment agreement provides that it may be terminated by the Bank for cause, as defined in the agreement, and that it may otherwise be terminated by the Bank (subject to vested rights) or by Mr. Gilliam.

     The employment agreement provides that the nature of Mr. Gilliam's compensation, duties or benefits cannot be diminished following a change in control of the Company or the Bank. For purposes of the employment agreement, a change in control generally will occur if:

     . after the effective date of the employment agreement, any "person" (as such term is defined in Sections 3(a)(9) and 13(d)(3) of the Exchange
          Act) directly or indirectly, acquires beneficial ownership of voting stock, or acquires irrevocable proxies or any combination of voting stock and irrevocable proxies, representing 25% or more of any class of voting securities of either the Company or the Bank, or acquires in any manner control of the election of a majority of the directors of either the Company or the Bank,

     . either the Company or the Bank consolidates or merges with or into another corporation, association or entity, or is otherwise reorganized, where neither the Company nor the Bank is the surviving corporation in such transaction, or

     . all or substantially all of the assets of either the Company or the Bank are sold or otherwise transferred to, or are acquired by, any other entity or group.

     The employment agreement could have the effect of making it less likely that the Company or the Bank will be acquired by another entity.

Special Termination Agreements

     In connection with the Conversion, the Company entered into special termination agreements with the following officers of the Bank: Larry H. Hall, Executive Vice President; Joseph C. Canada, Senior Vice President and Secretary; Judy L. Pennington, Vice President; and Christopher B. Redcay, Senior Vice President, Treasurer and Chief Financial Officer. The agreements are intended to ensure that First Community will be able to maintain a stable and competent management base. The continued success of First Community depends, to a significant degree, on the skill and competence of its officers.

     The special termination agreements provide for payment to the covered officer only in the event of a change in control of the Company or the Bank followed by termination of the officer's employment by the Bank within 24 months for other than "cause," as such term is defined in the agreements, or in the event there are certain specified changes in the officer's employment circumstances within 24 months following a change in control of the Company or the Bank and the officer terminates his or her employment.

     In the event of such a termination of employment, the officer is entitled to payment in an amount equal to two times his or her salary and bonuses for income tax purposes for the most recent calendar year, payable in a lump sum or in equal monthly payments. The initial term of each of these agreements is for a period commencing upon the effective date of the Conversion and ending two calendar years later. At the end of each anniversary date of the agreements, they may be extended for another year so that the remaining term shall be two years unless written notice of non-renewal is given by the Company's Board of Directors. For purposes of the special termination agreements, "change in control" has the same meaning as in the employment agreement to be entered into with Mr. Gilliam. See "- Employment Agreement."

     The special termination agreements could have the effect of making it less likely that First Community or First Community will be acquired by another entity.

Employee Stock Ownership Plan

     In connection with the Conversion, the Bank has established an ESOP for its eligible employees. Employees with one year of service with the Bank who have attained age 21 are eligible to participate. As part of the conversion, the ESOP borrowed $2,256,960 from the Company and used the funds to purchase 150,464 shares of common stock issued in the Conversion.

     Collateral for the Company's loan to the ESOP is the common stock purchased by the ESOP. The loan will be repaid principally from the Bank's discretionary contributions to the ESOP within 15 years. Dividends, if any, paid on shares held by the ESOP may also be used to reduce the loan. The loan is not guaranteed by the Bank. Shares purchased by the ESOP and pledged as security for the loan are held in a suspense account for allocation among participants as the loan is repaid.

     Contributions to the ESOP and shares released from the suspense account in an amount proportional to the repayment of the ESOP loans are allocated among ESOP participants on the basis of relative compensation in the year of allocation. Benefits will vest in full upon five years of service with credit given for years of service with the Bank prior to the Conversion. Benefits are payable upon death or disability.

     In connection with the establishment of the ESOP, the Bank established a committee of the Board of Directors to administer the ESOP. A trustees for the ESOP were also appointed. The ESOP committee may instruct the trustees regarding investment of funds contributed to the ESOP. Participating employees will instruct the trustees as to the voting of all shares allocated to their respective accounts and held in the ESOP. The unallocated shares held in the suspense account, and all allocated shares for which voting instructions are not received, may be voted by the trustees in their discretion subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended.

     The ESOP may be considered an "anti-takeover" device since the vote or decision whether to tender shares of the ESOP could be used as a defense in a contested takeover.

Proposed Management Recognition Plan

     The Board of Directors of the Company intends to adopt a management recognition plan, subject to approval of the stockholders of the Company at its first annual meeting of stockholders. The management recognition plan will serve as a means of providing the directors and certain employees of the Company with an ownership interest in the Company in a manner designed to encourage such persons to continue their service to the Company. Under the plan, directors and employees of the Bank could be issued shares of the Company's common stock.

     Upon stockholder approval of the management recognition plan, the Company expects to fund the plan with 75,231 shares of the Company's common stock. Such shares would be provided by the issuance of authorized but unissued shares of First Community common stock or shares purchased by the management recognition plan in the open market. A committee of directors would be appointed to administer the plan. This committee will determine the persons who would receive shares, the number of shares to be issued to recipients, the vesting and forfeiture requirements applicable to the shares and other terms applicable to issued shares.

     To the extent that the management recognition plan acquires authorized but unissued shares of First Community common stock after the conversion, the interests of existing shareholders will be diluted. Recipients would not be required to pay for shares issued to them under the plan.

     After the grant of shares of First Community common stock under the management recognition plan, recipients will be entitled to vote all vested and unvested shares and receive all dividends and other distributions with respect thereto. Until shares become vested, the right to direct the voting of such shares and the right to receive dividends thereon may not be sold, assigned, transferred, exchanged, pledged or otherwise encumbered. If the recipient of shares under the management recognition plan terminates his service to First Community prior to the time shares become vested (and such shares are not automatically vested under the plan), unvested shares would be forfeited to the plan and would be subject to future allocation to others. In addition, the recipient would forfeit all dividends and other distributions with respect to shares that did not become vested.

     If the management recognition plan is approved by the stockholders, First Community expects to recognize a compensation expense for the management recognition plan awards in the amount of the fair market value of the common stock granted. The expense would be recognized pro rata over the years during which shares vest. The recipients of stock grants would be required to recognize ordinary income equal to the fair market value of the stock.

Proposed Stock Option Plan

     The Board of Directors of the Company intends to adopt a stock option plan, subject to approval of the Company's stockholders at the first annual stockholders meeting. Directors and employees of the Company and the Bank could be granted options under the plan. The stock option plan will provide for the issuance of up to 188,079 shares of the Company's common stock.

     Upon stockholder approval of the stock option plan, the trustees under the
plan could acquire shares to be issued under the plan in the open market.   Such
shares could be acquired prior to the time options vest or are exercised under the stock option plan, or they could be acquired after the options vest and upon their exercise. In lieu of purchasing shares in the open market, the Company could issue authorized but unissued shares of its common stock to satisfy options. The Company will reserve for issuance the maximum number of shares of its common stock to be issued under the plan.

     Assuming the stock option plan is approved by the Company's stockholders, the plan would be administered by a committee of the Company's Board of Directors. This committee will determine the persons to whom options would be issued, the number of options issued to recipients, the vesting and forfeiture requirements of the options and other terms of the options. Options granted under the stock option plan will have an option exercise price of not less than the fair market value of the common stock on the date the options are granted. Options granted under the stock option plan will have a term of ten years, will not be transferable except upon death and will continue to be exercisable upon retirement, death or disability.

     Options granted to employees under the stock option plan may be "incentive stock options" which are designed to result in beneficial tax treatment to the employee but no tax deduction to First Community. The holder of an incentive stock option generally is not taxed for federal income tax purposes on either the grant or the exercise of the option. However, the optionee must include in his or her federal alternative minimum tax income any excess (the "Bargain Element") of the acquired common stock's fair market value at the time of exercise over the exercise price paid by the optionee. Furthermore, if the optionee sells, exchanges, gives or otherwise disposes of such common stock (other than in certain types of transactions) either within two years after the option was granted or within one year after the option was exercised (an "Early Disposition"), the optionee generally must recognize the Bargain Element as compensation income for regular federal income tax purposes. Any gain realized on the disposition in excess of the Bargain Element is subject to recognition under the usual rules applying to dispositions of property. If a taxable sale or exchange is made after such holding periods are satisfied, the difference between the exercise price and the amount realized upon the disposition of the common stock generally will constitute a capital gain or loss for tax purposes. If an optionee exercises an incentive stock option and delivers shares of common stock as payment for part or all of the exercise price of the stock purchased ("Payment Stock"), no gain or loss generally will be recognized with respect to the Payment Stock; provided, however, if the Payment Stock was acquired pursuant to the exercise of an incentive stock option, the optionee will be subject to recognizing as compensation income the Bargain Element on the Payment Stock as an Early Disposition if the exchange for the new shares occurs prior to the expiration of the holding periods for the Payment Stock. First Community generally would not recognize gain or loss or be entitled to a deduction upon either the grant of an incentive stock option or the optionee's exercise of an incentive stock option. However, if there is an Early Disposition, First Community generally would be entitled to deduct the Bargain Element as compensation paid the optionee.

     Options granted to directors under the stock option plan would be "non-qualified stock options." In general, the holder of a non-qualified stock option will recognize compensation income equal to the amount by which the fair market value of the common stock received on the date of exercise exceeds the sum of the exercise price and any amount paid for the non-qualified stock option. If the optionee elects to pay the exercise price in whole or in part with the Company's common stock, the optionee generally will not recognize any gain or loss on the common stock surrendered in payment of the exercise price. First Community would not recognize any income or be entitled to claim any deduction upon the grant of a non-qualified stock option. At the time the optionee is required to recognize compensation income upon the exercise of the non-qualified stock option, First Community would recognize a compensation expense and be entitled to claim a deduction in the amount equal to the optionee's compensation income.

     Management expects that the proposed stock option plan will provide that after an option has been granted, the optionee will be entitled to direct the trustees (three directors of First Community) as to the voting of all shares of common stock held by the trustees to satisfy vested and unvested options which have been granted to the optionee. In the event a tender offer is made for shares held by the trustees to satisfy vested and unvested options granted to an optionee, the optionee will be able to instruct the trustees' response. Any shares held by the trustees to satisfy options not yet granted shall be voted or tendered by the trustees in their discretion.

     Management expects that the proposed stock option plan will provide that any cash dividends or other distributions paid or made with respect to shares of common stock held by the trustees in trust under the plan with respect to forfeited options and options not yet granted or exercised, plus earnings on such amounts, less amounts retained by the trustees to pay the expenses of such trust, will be paid by the trustees to the Company.

     If the stock option plan is approved by the Company's stockholders, the options granted to employees and directors pursuant to the plan would be issued in recognition of the recipients' past service to First Community and as an incentive for their continued performance. No cash consideration will be paid for the options.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires that any person or group who acquires the beneficial ownership of more than 5% of the Common Stock notify the Securities Exchange Commission (the "SEC") and the Company. Following is certain information, as of the Record Date, regarding all persons or groups, as defined in the Exchange Act, who held of record or who are known to the Company to own beneficially more than 5% of the Common Stock.

                                                       Amount and Nature         Percentage
     Name and Address                              of Beneficial Ownership      of Class /(1)/
     ----------------                              -----------------------      --------------
     William C. Ingold                                     150,464/(2)/            8.00%
     Herbert N. Wellons
     Alfred J. Spitzner
     708 South Church Street
     Burlington, NC 27216

     Community Savings                                     100,000/(3)/            5.32%
     Charitable Foundation, Inc.
     708 South Church Street
     Burlington, NC 27216

     Sandler O'Neill Asset Management, LLC                 100,000/(4)/            5.32%
     SOAM Holdings, LLC
     Terry Maltese
     780 Fifth Avenue, 30/th/ Floor
     New York, NY 10019

     /(1)/ Based upon a total of 1,880,798 shares of Common Stock Outstanding as of February 29, 2000.

     /(2)/ The number stated includes 150,464 allocated and unallocated shares held by the Employee Stock Ownership Plan and Trust of Community Savings Bank, Inc. Messrs. Ingold, Mr. Wellons and Mr. Spitzner are the trustees of such Plan and have certain voting and dispositive power over such shares.

     /(3)/ The Bank contributed 100,000 shares of the Common Stock to the Community Savings Charitable Foundation, Inc. (the "Foundation") on June 21, 1999. The Foundation has sole voting and dispositive power over such shares.

     /(4)/ According to a Schedule 13D filed September 14, 1999, Sandler O'Neill Asset Management, LLC ("SOAM"), SOAM Holdings, LLC ("Holdings") and Terry Maltese ("Maltese") may be deemed to be the beneficial owners of 100,000 shares of Common Stock collectively owned by Malta Partners, L.P., Malta Hedge Fund, Malta Partners II, L.P., and Malta Hedge Fund II, L.P. (the "Partnership"). Holdings is the sole general partner of each of the Partnerships, SOAM provides administrative and management services to the Partnerships, and Maltese is the President of SOAM and Holdings. SOAM, Holdings and Maltese each have certain voting and dispositive power over such shares.

     Set forth below is certain information, as of the Record Date, regarding those shares of Common Stock owned beneficially by each of the members of the Board of Directors, the executive officers of the Company and the Bank, and the directors and executive officers of the Company and the Bank as a group.

                                                       Amount and Nature               Percentage
Name and Address                                   of Beneficial Ownership/1/          of Class/2/
----------------                                   --------------------------         ------------
Jimmy L. Byrd, Director                                      20,000                        1.06%
3025 Tuitt Drive
Burlington, NC 27215

W. R. Gilliam, President of the
Company, Chief Executive Office of                           20,000                        1.06%
the Bank and Director
3905 North NC 87
Elon College, NC 27244

Julian P. Griffin, Director
3929 South Church Street                                     18,888                        1.00%
Burlington, NC 27215

Edgar L. Hartgrove, Director
3782 Loyola Drive                                            20,000                        1.06%
Burlington, NC 27215

William C. Ingold, Director                                 170,464/3/                     9.06%
308 Meadwood Drive
Burlington, NC 27215

Charles A. LeGrand, Director                                 20,000                        1.06%
310 Engleman Avenue
Burlington, NC 27215

James D. Moser, Director                                     20,500 (4)                    1.09%
1772 Bellmont - Alamance Road
Burlington, NC 27215

W. Joseph Rich, Director                                     11,667                        0.62%
225 West Front Street
Burlington, NC 27215

Alfred J. Spitzner, Director
1250 Woodhaven Drive                                        163,879/3/                     8.71%
Mebane, NC 27302

Herbert N. Wellons, Director
720 Westbrook Drive                                         163,826/3/                     8.71%
Burlington, NC 27215

Larry H. Hall, Executive Vice President
2465 Edgewood Avenue                                         15,000                        0.80%
Burlington, NC 27215

Joseph C. Canada, Senior Vice President and                  19,520                        1.04%
  Secretary of the Company
2911 Fairway Drive

                                                       Amount and Nature             Percentage
Name and Address                                   of Beneficial Ownership/1/        of Class/2/
----------------                                   --------------------------       ------------
Burlington, NC 27215

Christopher B. Redcay, Senior Vice
President, Treasurer and Chief                                3,334                      0.18%
Financial Officer of the Company
320 Rhinewood Lane
Reidsville, NC 27320

Directors and Executive Officers as a                       366,149(5)                  19.47%
Group
(13 Persons)

________________________

     /1/ Unless otherwise noted, all shares are owned directly or indirectly by the named individuals, by their spouses and minor children, or other entities controlled by the named individuals.

     /2/ Based upon a total of 1,880,798 shares of Common Stock outstanding as of February 29, 2000.

     /3/ Includes 150,464 shares held by the ESOP. Messrs. Ingold, Wellons and Spitzner are trustees under the ESOP and share certain voting and dispositive power with respect to such shares.

     /4/ Includes 500 shares held by Mr. Mosers' father. Mr. Moser was granted a power of attorney for his father on December 7, 1999.

     /5/ The 150,464 shares held by the ESOP for which the trustees, Messrs. Ingold, Wellons and Spitzner, share certain voting and dispositive power have been included only once in the total number of shares owned beneficially by the directors and executive officers as a group.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Bank makes loans to its employees, including its executive officers and directors, in the ordinary course of its business. The Bank has adopted a policy which sets forth the requirements applicable to such loans. These loans are made using the same credit and underwriting standards as are applicable to the general public, and such loans do not involve more than the normal risk of collectibility or present any other unfavorable features. Pursuant to its employee loan policy, directors and employees are eligible for reduced interest rates and reduced loan fees on certain types of loans.

     Set forth is a table describing the loans or series of loans the Bank has made to the directors and executive officers and members of their immediate families since December 31, 1997 which exceed $60,000 in the aggregate.


                                                      Original Loan            Balance Outstanding at          Applicable
        Borrower                Type of Loan               Amount                   December 31, 1999           Reduction
-----------------------       ----------------        -------------            ----------------------         -------------
Joseph C. Canada              Mortgage                     200,000                         196,122.84         Waiver of fees

Joseph C. Canada              Home Equity Credit Line       50,000                               0.00         Int. Rate Reduction

Joseph C. Canada              Overdraft Protection           1,000 (1)                           0.00         Int. Rate Reduction

Joseph C. Canada              Overdraft Protection           1,000 (1)                         100.00         Int. Rate Reduction

Christopher B. Redcay         Overdraft Protection        5,000.00                               0.00         Int. Rate Reduction

Christopher B. Redcay         Mortgage                  195,000.00                         194,351.34         Waiver of fees

Christopher B. Redcay         Home Equity Credit Line   117,300.00 (1)                           0.00         Int. Rate Reduction

Christopher B. Redcay         Overdraft Protection        2,000.00 (1)                           0.00         Int. Rate Reduction

John F. Wellons (2)           Mortgage                   35,000.00                          31,821.59               None

John F. Wellons (2)           Home Equity Credit Line    50,000.00                           6,114.91               None

(1) Represents the maximum limit of available credit under the line. The full amount has not been drawn.

(2) Son of director Herbert N. Wellons.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

13(a)     Exhibits

          Exhibit (3)(i)     Certificate of Incorporation, incorporated herein
                             by reference to Exhibit (3.1) to the Registration
                             Statement on Form SB-2, Registration No. 33-7098, which was filed with the Commission pursuant to the Securities Act of 1933, as amended (the "Securities
                             Act") on January 22, 1999.

          Exhibit (3)(ii)    Company's Bylaws, incorporated herein by reference
                             to Exhibit (3.2) to the Registration Statement on Form SB-2, Registration No. 33-70981, which was filed with the Commission pursuant to the Securities Act on January 22, 1999.

          Exhibit (4)        Specimen Stock Certificate, incorporated herein by
                             reference to Exhibit (4.1) in Pre-Effective
                             Amendment No. 2 to the Company's Registration
                             Statement on Form SB-2, Registration No. 33-70981, which was filed with the Commission pursuant to the Securities Act on April 19, 1999.

          Exhibit (10)(i)    Employment Agreement between the Company, the Bank,
                             and William G. Gilliam dated June 21, 1999.

          Exhibit (10)(ii)   Capital Maintenance Agreement between the Company,
                             the Bank dated June 21, 1999.

          Exhibit (10)(iii)  Special Termination Agreement between the Company and Larry W. Hall dated June 21, 1999.

          Exhibit (10)(iv)   Special Termination Agreement between the Company
                             and Christopher B. Redcay dated June 21, 1999.

          Exhibit (10)(v)    Special Termination Agreement between the Company
                             and Judy L. Pennington dated June 21, 1999.

          Exhibit (10)(vi)   Special Termination Agreement between the Company
                             and Joseph C. Canada dated June 21, 1999.

          Exhibit (11)       Statement Regarding Computation of Per Share
                             Earnings

          Exhibit (23)       Consent of PriceWaterhouseCoopers LLP

          Exhibit (27)       Financial Data Schedule

13(b) The Company filed no reports on Form 8-K during the last quarter of the fiscal year ended December 31, 1999.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        FIRST COMMUNITY FINANCIAL CORPORATION


Date:    March 14, 2000            By:  /s/ W. R. Gilliam
                                        -----------------
                                        W.R. Gilliam
                                        President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature                                              Title                         Date
---------                                              -----                         ----
/s/ W. R. Gilliam                       President of the Company, Chairman      March 14, 2000
----------------------------------
W. R. Gilliam                           of the Board of Directors and
                                        Chief Executive officer of Bank

/s/ Christopher B. Redcay               Senior Vice President, Treasurer        March 14, 2000
----------------------------------
Christopher B. Redcay                   Chief Financial Officer

/s/ Jimmy L. Byrd                       Director                                March 14,  2000
----------------------------------
Jimmy L. Byrd

/s/ Julian P. Griffin                   Director                                March 14, 2000
----------------------------------
Julian P. Griffin

/s/ Edgar L. Hartgrove                  Director                                March 14, 2000
----------------------------------
Edgar L. Hartgrove

/s/ William C. Ingold                   Director                                March 14, 2000
----------------------------------
William C. Ingold

/s/ Charles A. LeGrand                  Director                                March 14, 2000
----------------------------------
Charles A. LeGrand

/s/ James D. Moser, Jr.                 Director                                March 14, 2000
----------------------------------
James D. Moser, Jr.

/s/ W. Joseph Rich                      Director                                March 14, 2000
----------------------------------
W. Joseph Rich

/s/ Alfred J. Spitzner                  Director                                March 14, 2000
----------------------------------
Alfred J. Spitzner

/s/ Herbert N. Wellons                  Director                                March 14, 2000
----------------------------------
Herbert N. Wellons

                               INDEX TO EXHIBITS


Exhibit No.           Description
-----------           -----------

Exhibit (3)(i)        Certificate of Incorporation, incorporated herein by
                      reference to Exhibit (3.1) to the Registration Statement on Form SB-2, Registration No. 33-7098, which was filed with the Commission pursuant to the Securities Act of 1933, as amended (the "Securities Act") on January 22,
                      1999.

Exhibit (3)(ii)       Company's Bylaws, incorporated herein by reference to
                      Exhibit (3.2) to the Registration Statement on Form SB-2,
                      Registration No. 33-70981, which was filed with the Commission pursuant to the Securities Act on January 22,
                      1999.

Exhibit (4)           Specimen Stock Certificate, incorporated herein by
                      reference to Exhibit (4.1) in Pre-Effective Amendment No.
                      2 to the Company's Registration Statement on Form SB-2,
                      Registration No. 33-70981, which was filed with the Commission pursuant to the Securities Act on April 19,
                      1999.

Exhibit (10)(i)       Employment Agreement between the Company, the Bank, and
                      William G. Gilliam dated June 21, 1999.

Exhibit (10)(ii)      Capital Maintenance Agreement between the Company, and the
                      Bank dated June 21, 1999.

Exhibit (10)(iii)     Special Termination Agreement between the Company and
                      Larry W. Hall dated June 21, 1999.

Exhibit (10)(iv)      Special Termination Agreement between the Company and
                      Christopher B. Redcay dated June 21, 1999.

Exhibit (10)(v)       Special Termination Agreement between the Company and Judy
                      L. Pennington dated June 21, 1999.

Exhibit (10)(vi)      Special Termination Agreement between the Company and
                      Joseph C. Canada dated June 21, 1999.

Exhibit (11)          Statement Regarding Computation of Per Share Earnings

Exhibit (23)          Consent of PricewaterhouseCoopers LLP

Exhibit (27)          Financial Data Schedule