Form 10QSB
period 2000-03-31
FIRST COMMUNITY FINANCIAL CORP /NC/
filed 2000-05-11
CIK 1076657

                      Securities and Exchange Commission
                            Washington, D.C. 20549

                                 Form 10 - QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT
              0F 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2000

Commission file number:    000-26117

                      FIRST COMMUNITY FINANCIAL CORPORATION
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

              NORTH CAROLINA                         56-2119954
---------------------------------      -----------------------------------------
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

          Yes      X                                        No
              ----------                                       __________

1,786,758     common shares, no par value, were outstanding as of April 21,2000.

                     FIRST COMMUNITY FINANCIAL CORPORATION
                                AND SUBSIDIARY

                                     INDEX

                                                                         Page
PART I     FINANCIAL INFORMATION                                        Number
Item 1     Financial Statements

           Condensed Consolidated Balance Sheets                           1
           March 31, 2000 and December 31, 1999

           Condensed Consolidated Statements of Income                     2
           Three months ended March 31, 2000 and 1999

           Condensed Consolidated Statements of Comprehensive Income       3
           Three months ended March 31, 2000 and 1999

           Condensed Consolidated Statements of Cash Flow                  4
           Three months ended March 31, 2000 and 1999

           Notes to Condensed Consolidated Financial Statements          5 - 6

Item 2     Management's Discussion and Analysis of Financial Condition   7 - 13
           and Results of Operations

PART II    OTHER INFORMATION

Item 1     Legal Proceedings                                               14

Item 2     Changes in Securities and Use of Proceeds                       14

Item 3     Defaults Upon Senior Securities                                 14

Item 4     Submission to Matters to a vote of Security Holders             14

Item 5     Other Information                                               14

Item 6     Exhibits and Reports on Form 8-K                                14

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements


First Community Financial Corporation
Condensed Consolidated Balance Sheets
(dollars in thousands)
                                               March 31, 2000  December 31,1999
                                               --------------  ----------------
                       Assets
Cash and cash equivalents                            $  6,106         $   6,583

Investment Securities:
  Available for sale                                   21,201            24,623
Mortgaged-backed securities
  Available for sale                                   33,849            39,126

FHLB, at cost which approximates market                 1,925             1,600

Loans receivable held for sale                            378               213
Loans receivable held for investment, net             160,848           150,530

Premises and equipment                                  2,445             2,483
Deferred income taxes                                   2,858             2,792
Other assets                                            3,608             2,791
                                               --------------  ----------------

                       Total assets                  $233,218         $ 230,741
                                               ==============  ================

          Liabilities and Shareholders' Equity
Deposits:
    Noninterest-bearing demand                       $  2,370         $   2,585
    Interest-bearing demand                            15,030            14,247
    Savings                                            15,115            15,612
    Certificates of deposits, $100,000 and over        23,933            21,918
    Other time deposits                                94,094            93,178
                                               --------------  ----------------
                       Total deposits                 150,542           147,540
                                               --------------  ----------------
Borrowed money                                         31,500            32,000
Advance payments by borrowers for property
taxes and insurance                                       399               225
Other liabilities                                       3,834             3,708
                                               --------------  ----------------
                       Total liabilities              186,275           183,473
                                               --------------  ----------------

Shareholders' equity:
    Preferred stock, no par value,
      5,000,000 shares authorized;
       no shares issued or outstanding
    Common stock, no par value, 20,000,000
      shares authorized;
      1,840,798 shares issued and
         outstanding at March 31, 2000 and             26,692            27,335
      1,880,798 shares issued and
          outstanding at December 31, 1999
    Unearned ESOP shares, 142,702 shares at
      March 31, 2000 and 145,207 shares                (2,141)           (2,178)
        at December 31, 1999
    Retained earnings, substantially restricted        23,724            23,477
    Accumulated other comprehensive
      income (loss), net                               (1,332)           (1,366)
                                               --------------  ----------------
                     Total shareholders' equity        46,943            47,268
                                               --------------  ----------------
     Total liabilities and shareholders' equity      $233,218         $ 230,741
                                               ==============  ================

See accompanying notes to condensed consolidated financial statements

Item 1. Continued


First Community Financial Corporation
Condensed Consolidated Statements of Income
(dollars in thousands)

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                      2000                1999
                                                    ------------     -----------
Interest income:
   Interest and fees on loans                             $3,098          $2,618
   Interest and dividends on investments                   1,115             515
                                                    ------------     -----------
                   Total interest income                   4,213           3,133

Interest expense:
   Interest on deposits                                    1,681           1,570
   Interest on borrowed money                                521              68
                                                    ------------     -----------
                   Total interest expense                  2,202           1,638
                                                    ------------     -----------
Net interest income before provision for loan losses       2,011           1,495
Provision for loan losses                                     95              90
                                                    ------------     -----------
                    Net interest income                    1,916           1,405
                                                    ------------     -----------
Other income:
                Total other operating income                 186             257

General and administrative expenses:
    Compensation and fringe benefits                         811             726
    Occupancy                                                 56              62
    Furniture and fixtures                                    92              85
    Advertising                                               43              27
    Data processing                                           44              39
    Other                                                    285             281
                                                    ------------     -----------
         Total general and administrative expenses         1,331           1,220
                                                    ------------     -----------

Income before income taxes                                   771             443

Income taxes                                                 242             108
                                                    ------------     -----------

Net income                                                $  529          $  335
                                                    ============     ===========

  PER SHARE DATA, calculated from June 21, 1999, the
    date of the Company's initial public offering
                           Earnings per share, basic       $0.30
                        Earnings per shared, diluted       $0.30
          Weighted average shares outstanding, basic   1,736,454
        Weighted average shares outstanding, diluted   1,736,454

See accompanying notes to condensed consolidated financial statements

Item 1. Continued

First Community Financial Corporation
Condensed Consolidated Statements of Comprehensive Income
(dollars in thousands)


                                                Three Months Ended March 31,
                                                ---------------------------
                                                    2000         1999
                                                 ---------    ----------
Net income                                         $   529      $    335
                                                 ---------    ----------

Unrealized gain (loss) on available for
  sale securities                                       29          (308)

Reclassification of net (gains) losses
  recognized in net income                              23           (10)

Income taxes relating to unrealized gain
  on available for sale securities                     (18)          108
                                                 ---------    ----------

Other comprehensive income (loss)                       34          (210)

                                                 ---------    ----------
Comprehensive income                               $   563      $    125
                                                 =========    ==========

See accompanying notes to condensed consolidated financial statements

Item 1. Continued

First Community Financial Corporation
Condensed Consolidated Statements of Cash Flows
(dollars in thousands)
                                                          Three months ended
                                                               March 31,
                                                           2000       1999
                                                         --------  ----------
Cash flows from operating activities:
  Net income                                             $    529  $      335
  Adjustments to reconcile net income to net cash
   provided by operating activities
     Provision for loan losses                                 95          90
     Depreciation                                              25          85
     ESOP Contribution                                         37
     Loss (gain) on sale of securities                         23        (112)
     Gain on sale of assets                                   (53)
     Accretion of discounts on securities, net                (10)        (25)
     Provision for deferred income taxes                      (84)        (45)
     Originations of loans held for sale                     (467)
     Proceeds from sale of loans held for sale                302          (8)
     Net loss (gains) on sale of loans                                     (8)
     Other operating activities                              (517)        (48)
                                                         --------  ----------
     Net cash provided by operating activities               (120)        264
                                                         --------  ----------
Investing activities:
  Purchases of investment securities available for sale    (1,526)
  Proceeds from sales of securities and mortgage-backed
   securities available for sale                            8,094       2,236
  Proceeds from maturities of securities available for
   sale                                                     1,474
  Proceeds from principal repayment of mortgage-backed
   securities available for sale                              371
  Net increase in loans held for investment               (10,413)     (4,194)
  Proceeds from sale of premises and equipment                 66
  Purchases of premises and equipment                                     (73)
                                                         --------  ----------
          Net cash used in investing activities            (1,934)     (2,031)
                                                         --------  ----------

Financing activities:
  Net increase (decrease) in deposit accounts               3,002       1,835
  Repurchase of common stock                                 (643)
  Payment of dividends on common stock                       (282)
  Repayments of FHLB borrowings, net of proceeds             (500)
                                                         --------  ----------
          Net cash provided by financing activities         1,577       1,835
                                                         --------  ----------

Increase (decrease) in cash and cash equivalents             (477)         68

Cash and cash equivalents, beginning of year                6,583       6,907
                                                         --------  ----------

Cash and cash equivalents, end of period                 $  6,106  $    6,975
                                                         ========  ==========

See accompanying notes to condensed consolidated financial statements

     Item 1. Continued
     First Community Financial Corporation
     Notes to Condensed Consolidated Financial Statements

1.   Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim information and with the instructions to FORM 10-Q SB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been Included. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

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

3.   Analysis of Allowance for Loan Loss

                                            Three months ended March 31,
                                            ----------------------------
                                                 2000          1999
                                             -----------    -----------
                                                    (in thousands)
     Beginning balance                       $1,839         $1,331

     Provision for loan loss                    $95            $90

     Net charge-offs                             13            -15

     Balance, end of period                  $1,947         $1,406

     Ratio of net charge-offs to average
        loans outstanding                        -0.01%          0.01%

     Ratio of allowance to total loans            1.19%          1.07%
        outstanding at end of period

     Ratio of allowance to total nonperforming
        assets at end of period                 127.01%        297.25%

     Item 1. Continued
     First Community Financial Corporation
     Notes to Condensed Consolidated Financial Statements

4.   Net Income (Loss) Per Share of Common Stock
     Basic income (loss) per share of common stock is computed by dividing net income (loss) by the weighted average number of common shares outstanding (less unearned ESOP shares) during the period. Diluted net income (loss) per share of common stock is computed by dividing net income (loss) by the weighted average number of common shares and common stock equivalents outstanding during the period. For loss periods, diluted net loss per share is the same as basic net loss per share. The inclusion of common stock equivalents in loss periods would be anti dilutive. For the three month period ended March 31, 2000, the weighted average number of shares outstanding was 1,736,454.

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


Financial Condition At March 31, 2000
Compared to December 31, 1999


Total assets increased 1.1% to $233.2 million at March 31, 2000, compared to $230.7 million at December 31, 1999. The increase in assets was principally a result of a $10.5 million increase in loans, net of reserves offset by a $8.7 million decrease in debt securities.

Loans, net of reserves, increased 6.9% at March 31, 2000 to $161.2 million from the December 31, 1999 balance of $150.7 million. At March 31, 2000, approximately 62.3% of the Community Savings' gross loan portfolio consisted of loans secured by one- to- four family residential properties. At December 31, 1999, 64.7% of gross loans were secured by 1-4 family residential properties. Loan production continued to emphasize commercial and consumer credits in an effort to diversify the loan portfolio and reduce the reliance on single family 1-4 residential loans. Commercial loans have increased 18.7% or $2.9 million since December 31, 1999 and the construction loan portfolio has increased 2.3% or $2.1 million since December 31, 1999.

Securities decreased 13.7% at March 31, 2000 to $55 million compared to the December 31, 1999 balance of $63.7 million. The decrease in securities was primarily incurred to help meet loan growth not funded through deposit increases. The three-month average balance of securities increased 102.8 % for the period ended March 31, 2000 to $62.4 million compared to the $30.8 million average balance on securities for the three month period ended March 31, 1999, reflecting the investment of proceeds received from the initial public offering completed June 21, 1999.

Deposits increased to $150.5 million at March 31, 2000 from $147.5 million at December 31, 1999, an increase of 2%. Local deposit competition is very strong causing upward pressure on deposit interest rates.

Borrowed funds, collateralized through an agreement with the Federal Home Loan Bank ("FHLB"), decreased to $31.5 million at March 31, 2000 from $32 million at December 31, 1999, a decrease of 1.6%. $25 million of the FHLB borrowings float with one-month LIBOR index and mature bi-annually on September 30, 2001. The borrowings are matched with Collateralized Mortgage Obligations (CMO's) in a structured, leveraged, match funded arbitrage. The CMO's reprice monthly at 80 basis points over the one-month LIBOR index. The remaining $6.5 million of FHLB borrowings are short-term proceeds used to facilitate normal loan growth and deposit fluctuations.

Asset Quality

First Community's non-performing assets (loans 90 days or more delinquent and fore- closed real estate and repossessed assets) were $1.5 million, or 0.66% of total assets, at March 31, 2000, compared to $1.3 million, or 0.58% of total assets, at December 31, 1999. Recoveries on loans previously charged-off against the allowance for loan losses for the three-month period ended March 31, 2000 totaled $13 thousand or .01% of average loans outstanding.

Management performs a four-step procedure in determining the appropriate level for the allowance for loan losses. First, at the end of each quarter, loan department personnel perform a review of the bank's loan portfolio. Individual loans are assigned an internal classification designation of unclassified, substandard, doubtful, or loss based on historical performance and specific circumstances known to the bank regarding the financial situation of the customer. Next, impaired loans are identified and a determination is made as to the necessity of creating a specific allowance. Any impairment allowance is based on the expected cash flows or the fair market value of available collateral for collateral dependent loans. There was one impaired loan totaling $855 thousand at March 31, 2000. A specific impairment allowance was established in the amount of $250 thousand. Next, the substandard and doubtful classifications are analyzed and a risk percentage is determined considering each type of loan and the severity of any probable loss. All loans categorized as "loss" are fully reserved. The final procedure is to assign risk percentages to unclassified loans based on historical and industry information regarding probable, yet unidentifiable, losses inherent in the portfolio. Industry factors are adjusted to reflect individual bank circumstances. Since First Community is entering new lines of business with little past experience to draw on in the areas of commercial, construction and consumer lending, an entry period of higher than industry norm loss is reflected in the risk percentages assigned these loan categories.

In the opinion of management, the specific reserve of $250 thousand in addition to the general allowance for loan losses of $1.7 million at March 31, 2000 were adequate to cover probable losses.

Results of Operation for the three month periods ended March 31, 2000 and 1999

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

NET INCOME

Net income of $529 thousand was recorded for the three month period ended March 31, 2000, compared to net income of $335 thousand for the three month period ended March 31, 1999, a $194 thousand or 58% improvement. The increase in net income is primarily due to a 36.4% increase in net interest income or $511 thousand, offset by a 27.7% or $71 thousand decrease in other operating income reflecting a net loss from securities sales of $23 thousand in 2000 compared to a gain on sale of securities in 1999 of $112 thousand, and a 11.7% or $85 thousand increase in compensation and fringe benefits.

INTEREST INCOME

Interest income increased 34.5% or $1.1 million for the three months ended March 31, 2000 to $4.2 million compared to $3.1million for the three months ended March 31, 1999. The increase in interest income is two fold. Interest and fees on loans increased 18.4% or $480 thousand reflecting managements continued emphasis on developing commercial, construction and consumer lending. Interest on securities increased 104% resulting from the investment of proceeds received during the initial public offering dated June 21, 1999 and an arbitrage in the amount of $25 million initiated July 15, 1999 and still active.

The average balance on total interest-earning assets increased 35.5% or $58.4 million for the three months ended March 31, 2000 compared to average balances at March 31, 1999, resulting primarily from a $31.6 million increase in investment average balances and a $28 million increase in net loan average balances. The average annualized yield on total average interest-earning assets decreased 8 basis points from the 1999 three month period, reflecting an increase in the annualized yield on investments of 104 basis points and a decrease in annualized loan yields of 20 basis points.

INTEREST EXPENSE

Interest expense increased 34.4% or $564 thousand to $2.2 million for the three months ended March 31, 2000 compared to $1.6 million for the three months ended March 31,1999. The increase in interest expense was a result of a 7% increase in interest expense on deposits reflecting the competitiveness of the local deposit market. A $453 thousand increase in interest expense on FHLB borrowing reflects a $26.5 million balance increase in outstanding borrowings from $5 million at March 31,1999 to $31.5 million at March 31,2000.

The average balance on total interest-bearing liabilities increased 25.1% or $36.3 million for the three months ended March 31, 2000 compared to average balances at March 31, 1999, resulting primarily from Federal Home Loan Bank
(FHLB) borrowings to facilitate an arbitrage. The average annualized cost on total average interest-bearing liabilities increased 36 basis points from the 1999 three month period, resulting from an increase in the annualized rate on FHLB borrowings of 64 basis points and a decrease in annualized deposit costs of 44 basis points.

NET INTEREST INCOME

Net interest income before the provision for loan losses, for the three-month period ended March 31, 2000, increased 34.5% or $516 thousand to $2 million compared to $1.5 million for the three-month period ended March 31,1999. The positive growth in net interest income was due to the significant increase of investable assets resulting in the receipt of proceeds related to the initial public offering completed June 21, 1999.

Comparable spreads and net interest margins were as follows:

                   Annualized Yield     Annualized Yield
                      on Interest         on Interest       Annualized   Annualized
                    Earning Assets    Bearing Liabilities     Spread       Margin
                   -----------------  --------------------  -----------  -----------
Three Months
    Ended
 March 31, 2000                7.56%                 4.88%        2.68%        3.60%

Three Months
    Ended
 March 31, 1999                7.64%                 4.52%        3.08%        3.64%

PROVISION FOR LOAN LOSSES

A provision of $95 thousand was added to the allowance for loan losses, increasing the period end balance to $1.9 million or 1.19% of outstanding loans. A provision of $90 thousand was added to the allowance for loan losses for the three-month period ending March 31, 1999. The increase to the allowance reflects the significant change in the loan portfolio composition.

NON-INTEREST INCOME

Non-interest income decreased $71 thousand or 27.6% to $186 thousand for the three-month period ended March 31, 2000 compared to $257 thousand for the three-month period ended March 31,1999. The primary factor causing the decline in non-interest income is a management's decision to incur a $23 thousand loss on the sale of securities for the quarter ending March 31,2000 compared to $112 thousand gain on securities for the three months ended March 31, 1999. Non-interest income excluding one- time gains and losses on the sale of securities and other assets increased 7% or $10 thousand for the period ending March 31, 2000 compared to the three-month period ended March 31, 1999. Although management is encouraged by the increase in recurring non-interest income, continued emphasis will be placed on improving non-interest income revenue. A wholly-owned subsidiary of the Bank, Community Financial Services, Inc., a retail securities broker and financial advisor, was formed in the fourth quarter of 1997, for the sole purpose of enhancing non-interest income. This newly formed subsidiary contributed $47 thousand or 25.3% of non-interest income for the three-month period ended March 31, 2000.


NON-INTEREST EXPENSE

Non-interest expense increased 9.1% or $111 thousand to $1.3 million for the three months ended March 31, 2000 compared to $1.2 million for the three-month period ended March 31,1999. The increase in non-interest expense is due primarily to a 6.1% or $44 thousand increase in compensation expense, a $40 thousand increase in benefit expense associated with the Employee stock Ownership Plan (ESOP) and a $38 thousand increase in advertising and marketing expenses associated with consumer product introductory programs.

INCOME TAXES

The income tax provision for the three month period ended March 31,2000 was $242 thousand compared to $108 thousand for the three months ended March 31, 1999, an increase of $133 thousand from the prior year period. The increase in the tax provision is the result of increases in earnings before income taxes. The effective tax rates for the respective 2000 and 1999 periods were 31.4% and 24.4%.

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

At March 31, 2000, the estimated market value of liquid assets (cash, cash equivalents, and marketable securities) was approximately $61.2 million, representing 33.6% of deposits and borrowed funds. As Community Savings continues to grow its loan portfolio, liquidity will continue to be leveraged.

The primary uses of liquidity are to fund loans, provide for deposit fluctuations and invest in other non-loan earning assets when excess liquidity is available. At March 31, 2000, outstanding off-balance sheet commitments to extend credit in the form of loan originations totaled $16.3 million. Available lines of credit totaled $7.9 million. Management considers current liquidity levels adequate to meet the Company's cash flow requirements.

CAPITAL

Shareholders' equity at March 31, 2000 was $46.9 million, a decrease of $325 thousand or 0.7% from $47.3 million at December 31, 1999 and an increase of $23.7 million or 101.6% from $23.3 million one year earlier. The decrease from December31, 1999 is the result of a repurchase 40,000 shares of common stock during March 2000. The increase over March 1999 is principally due to the Company's initial public offering issuance of 1,880,798 shares of no par common stock that was completed June 21, 1999. Included in shareholder's equity at March 31, 2000 was $1.3 million, net of tax, of accumulated other comprehensive loss related to unrealized losses on securities available for sale compared to $63 thousand of accumulated other comprehensive loss related to unrealized losses on securities available for sale one year earlier. Also included in shareholder's equity at March 31, 2000 was $2.1 million of unearned common stock for the Employee Stock Ownership Plan, representing 142,702 shares of common stock.

FDIC regulations require banks to maintain certain capital adequacy ratios, leverage ratios and risk-based capital ratios. Banks supervised by the FDIC must maintain a minimum leverage ratio of core (Tier I) capital to average adjusted assets ranging from 3% to 5%. At March 31, 2000, Community Savings' ratio of Tier I capital to average assets was 13.7%. The FDIC's risk-based capital guidelines require banks to maintain risk-based capital to risk-weighted assets of at least 8%. Risk-based capital for Community Savings is defined as Tier I capital and the reserve for loan losses. At March 31, 2000, Community Savings had a ratio of qualifying total capital to net risk-weighted assets of 24%.

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

Year 2000

The Company incurred no Y2K related interruptions on January 1, 2000 and after, even though Y2K had become a worldwide concern. The underlying cause of the concern rested with antiquated computer programs identifying dates of calendar years with two digits rather than four digits. It was feared that most old computer programs with date-sensitive software would recognize the year 2000 as "00" and misinterpret the year as 1900. This date misinterpretation could have resulted in system failures or miscalculations causing disruptions of operations, to include temporary interruption of utilities, telephone lines, inability to process transactions, generate statements, or engage in normal business activities.

First Community replaced nearly all existing software and 100% of all hardware with year 2000 certified compliant systems. Several of the Bank's telecommunications systems were replaced with year 2000 compliant systems. A Comprehensive Business Resumption Plan had been developed which would have been implemented in the event power failures or failures in communications equipment prevented use of computer systems serving Community Savings or otherwise impaired the operations of Community Savings. System-wide testing of the Business Resumption Plan was conducted September 21, 1999 for the Accounting and Operations departments. On October 4, 1999, the plan was tested for the retail branches and the Loan Department. Although both tests were successful, the Bank's Y2K team continued to verify off-line and alternate manual procedures through the end of the 1999 calendar year. Management identified clients who posed Y2K risks to the institution, and has developed the necessary capabilities to continuously monitor and adequately respond to the risks identified. To date, to the best of management's knowledge, there have been no customers of the Bank significantly impacted by year 2000

The cost to bring all systems up to Y2K specifications totaled approximately $428,000.

Recent Events
The Company successfully completed a 5% repurchase of its outstanding no-par common stock on April 20, 2000.

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

          First Community Financial Corporation
          --------------------------------------------------------
                      Registrant





          Date     May 5,2000               /S/ Christopher B. Redcay
                   ---------------------    --------------------------------
                                                Christopher B. Redcay
                                            Sr. Vice President, Treasurer
                                            and Chief Financial Officer