Form 10QSB
period 2000-06-30
FIRST COMMUNITY FINANCIAL CORP /NC/
filed 2000-08-10
CIK 1076657

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                  Form 10 - QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT
               0F 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2000

Commission file number:    000-26117

                      FIRST COMMUNITY FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)

               NORTH CAROLINA                           56-2119954
               --------------                           ----------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                    Identification Number)


                 708 SOUTH CHURCH STREET, BURLINGTON, N.C. 27215
                    (Address of principal executive offices)


                                  336-229-2744
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
 (Former name, former address and former fiscal year, if changed since last report)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

           Yes      X                                        No
               ------------                                     -------------

1,786,758   common shares, no par value, were outstanding as of August 3, 2000.

                      FIRST COMMUNITY FINANCIAL CORPORATION
                                 AND SUBSIDIARY

                                      INDEX




                                                                                           Page
  PART I     FINANCIAL INFORMATION                                                        Number

   Item 1     Financial Statements

              Condensed Consolidated Balance Sheets                                          1
              June 30, 2000 and December 31, 1999

              Condensed Consolidated Statements of Income                                    2
              Three and six months ended June 30, 2000 and 1999

              Condensed Consolidated Statements of Comprehensive Income                      3
              Three and six months ended June 30, 2000 and 1999

              Condensed Consolidated Statements of Cash Flow                                 4
              Six months ended June 30, 2000 and 1999

              Notes to Condensed Consolidated Financial Statements                         5 - 6

   Item 2     Management's Discussion and Analysis of Financial Condition                  7 - 16
              and Results of Operations

   PART II    OTHER INFORMATION

   Item 1     Legal Proceedings                                                              17

   Item 2     Changes in Securities and Use of Proceeds                                      17

   Item 3     Defaults Upon Senior Securities                                                17

   Item 4     Submission to Matters to a vote of Security Holders                            17

   Item 5     Other Information                                                              17

   Item 6     Exhibits and Reports on Form 8-K                                               17



PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

First Community Financial Corporation
Condensed Consolidated Balance Sheets
(dollars in thousands)



                                                                                       June 30, 2000
                                                                                        (unaudited)           December 31,1999
                                                                                        -----------           ----------------
                                          Assets
Cash and cash equivalents                                                                  $9,576                  $6,583

Investment Securities:
  Available for sale                                                                       17,630                  24,623
Mortgaged-backed securities
  Available for sale                                                                       32,317                  39,126

FHLB, at cost which approximates market                                                     1,925                   1,600

Loans receivable held for sale                                                                377                     213
Loans receivable held for investment, net                                                 164,096                 150,530

Premisies and equipment                                                                     2,397                   2,483
Deferred income taxes                                                                       2,870                   2,792
Other assets                                                                                4,385                   2,791
                                                                                         --------                --------

                                       Total assets                                      $235,573                $230,741
                                                                                         --------                --------


                           Liabilities and Shareholders' Equity
Deposits:
    Noninterest-bearing demand                                                             $2,575                  $2,585
    Interest-bearing demand                                                                14,344                  14,247
    Savings                                                                                14,653                  15,612
    Certificates of deposits, $100,000 and over                                            21,781                  21,918
    Other time deposits                                                                   100,213                  93,178
                                                                                         --------                --------
                                      Total deposits                                      153,566                 147,540
                                                                                         --------                --------


Borrowed money                                                                             31,500                  32,000
Advance payments by borrowers for property taxes and insurance                                537                     225
Other liabilities                                                                           3,821                   3,708
                                                                                         --------                --------
                                    Total liabilities                                     189,424                 183,473
                                                                                         --------                --------


Shareholders' equity:
    Preferred stock, no par value, 5,000,000 shares authorized;
       no shares issued or outstanding
    Common stock, no par value, 20,000,000 shares authorized;
        '1,786,758 shares issued and outstanding at June 30,2000 and
        1,880,798 shares issued and outstanding at December 31, 1999                       25,821                  27,335
    Unearned ESOP shares, 140,197 shares at June 30, 2000 and
        145,207 shares at December 31, 1999                                                (2,103)                 (2,178)
    Retained earnings, substantially restricted                                            23,849                  23,477
    Accumulated other comprehensive income (loss), net                                     (1,418)                 (1,366)
                                                                                         --------                --------
                                Total shareholders' equity                                 46,149                  47,268
                                                                                         --------                --------


                        Total liabilities and shareholders' equity                       $235,573                $230,741
                                                                                         --------                --------



     See accompanying notes to condensed consolidated financial statements

Item 1. Continued
First Community Financial Corporation
Condensed Consolidated Statements of Income (Loss)
(unaudited)
(dollars in thousands)



                                                                          Three Months Ended June 30,    Six Months Ended June 30,
                                                                              2000         1999           2000             1999
                                                                              ----         ----           ----             ----
Interest income:
   Interest and fees on loans                                                $3,341       $2,680         $6,439           $5,298
   Interest and dividends on investments                                      1,026          527          2,141            1,042
                                                                             ------       ------         ------           ------
                       Total interest income                                  4,367        3,207          8,580            6,340

Interest expense:
   Interest on deposits                                                       1,858        1,502          3,539            3,072
   Interest on borrowed money                                                   507           63          1,028              131
                                                                             ------       ------         ------           ------
                      Total interest expense                                  2,365        1,565          4,567            3,203
                                                                             ------       ------         ------           ------
Net interest income before provision for loan losses                          2,002        1,642          4,013            3,137
Provision for loan losses                                                       105           90            200              180
                                                                             ------       ------         ------           ------
                        Net interest income                                   1,897        1,552          3,813            2,957
                                                                             ------       ------         ------           ------

Other income:
                   Total other operating income                                 198          190            383              448

General and administrative expenses:
    Compensation and fringe benefits                                          1,133          684          1,944            1,410
    Occupancy                                                                    72           63            128              125
    Furniture and fixtures                                                       81           86            174              171
    Advertising                                                                  38           33            103               60
    Data processing                                                              51           65             94              104
    Contributions                                                                 2        1,510              3            1,510
    Other                                                                       313          267            575              548
                                                                             ------       ------         ------           ------
             Total general and administrative expenses                        1,690        2,708          3,021            3,928
                                                                             ------       ------         ------           ------

Income before income taxes                                                      405         (966)         1,175             (523)

Income taxes                                                                    132         (253)           374             (144)
                                                                             ------       ------         ------           ------

Net income                                                                     $273        ($713)          $801            ($379)
                                                                             ------       ------         ------           ------

                 PER SHARE DATA, calculated from June 21, 1999, the
           date of the Company's initial public offering
                                          Earnings per share, basic           $0.16       ($0.16)         $0.47           ($0.16)
                                       Earnings per shared, diluted           $0.16       ($0.16)         $0.47           ($0.16)
                         Weighted average shares outstanding, basic       1,698,862    1,730,361      1,698,862        1,730,361
                       Weighted average shares outstanding, diluted       1,698,862    1,730,361      1,698,862        1,730,361



     See accompanying notes to condensed consolidated financial statements

Item 1. Continued
First Community Financial Corporation
Condensed Consolidated Statements of Comprehensive Income (Loss)
(unaudited)
(dollars in thousands)




                                                                  Three Months Ended June 30,      Six Months Ended June 30,
                                                                  2000          1999                  2000         1999
                                                                  ----          ----                  ----         ----

Net income (loss)                                                  $273         ($713)                $801        ($379)
                                                                   ----         ------                ----        -----

Unrealized gain (loss) on available for sale securities            (128)         (558)                 (99)        (764)

Reclassification of net (gains) losses recognized in net income      (2)          (24)                  22         (136)

Income taxes relating to unrealized gain on available                44           198                   26          306
                                                                   ----          ----                 ----        -----
  for sale securities

Other comprehensive income (loss)                                   (86)         (384)                 (52)        (594)
                                                                   ----         -----                 ----        -----


Comprehensive income (loss)                                        $187       ($1,097)                $749        ($973)
                                                                   ----       -------                 ----        -----



     See accompanying notes to condensed consolidated financial statements

Item 1. Continued
First Community Financial Corporation
Condensed Consolidated Statements of Cash Flows
(unaudited)
(dollars in thousands)




                                                                                                         Six months ended
                                                                                                             June 30,
                                                                                                     2000               1999
                                                                                                     ----               ----
Cash flows from operating activities:
  Net income (loss)                                                                                  $801               ($379)
  Adjustments to reconcile net income (loss) to net cash provided by operating activities
     Provision for loan losses                                                                        200                 180
     Depreciation                                                                                     159                 169
     ESOP Contribution                                                                                 75
     MRP Compensation                                                                                 297
     Loss (gain) on sale of securities                                                                 22                (136)
     (Gain) on sale of assets                                                                         (54)
     Accretion of discounts on securities, net                                                        (31)               (101)
     Provision for deferred income taxes                                                              (51)               (560)
     Originations of loans held for sale                                                             (580)             (4,426)
     Proceeds from sale of loans held for sale                                                        417               3,112
     Net loss (gains) on sale of loans                                                                 (1)                (16)
     Other operating activities                                                                      (629)               (177)
                                                                                                   ------              ------
     Net cash provided by (used in) operating activities                                              625              (2,334)
                                                                                                   ------              ------

Investing activities:
  Purchases of investment securities available for sale                                            (1,525)            (21,201)
  Proceeds from sales of securities available for sale                                              8,110                   0
  Proceeds from redemptions of securities available for sale                                        6,060              12,360
  Proceeds from principal repayment of mortgage-backed securities available for sale                  763                 908
  Net increase in loans held for investment                                                       (13,959)             (7,405)
  Addidtions to other real estate                                                                    (658)
  Proceeds from sale of premises and equipment                                                         68
  Purchases of premises and equipment                                                                 (73)               (366)
                                                                                                      ---                ----
                               Net cash used in investing activities                               (1,214)            (15,704)
                                                                                                   ------             -------

Financing activities:
  Net increase (decrease) in deposit accounts                                                       6,026              (2,505)
  Proceeds from issuance of stock                                                                                      25,206
  Repurchase of common stock                                                                       (1,514)
  Payment of dividends on common stock                                                               (430)
  Repayments of FHLB borrowings, net of proceeds                                                     (500)
                                                                                                     ----
                             Net cash provided by financing activities                              3,582              22,701
                                                                                                   ------              ------

Increase (decrease) in cash and cash equivalents                                                    2,993               4,663

Cash and cash equivalents, beginning of year                                                        6,583               6,907
                                                                                                   ------             -------

Cash and cash equivalents, end of  period                                                          $9,576             $11,570
                                                                                                   ------             -------




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

           3. Analysis of Allowance for Loan Loss


                                                                      Six months ended June 30,
                                                                      -------------------------
                                                                         2000            1999
                                                                         ----            ----
                                                                            (in thousands)


              Beginning balance                                        $1,839           $1,331

              Provision for loan loss                                     200              180

              Net charge-offs                                            (193)             (15)

              Balance, end of period                                   $1,846           $1,496

              Ratio of net charge-offs to average loans
                          outstanding                                   0.12%            0.01%

              Ratio of allowance to total loans outstanding             1.09%            1.10%
                          at end of period

              Ratio of allowance to total nonperforming
                          assets at end of period                     127.57%          114.37%


              Item 1. Continued
              First Community Financial Corporation
              Notes to Condensed Consolidated Financial Statements

           4. Net Income (Loss) Per Share of Common Stock
              Basic income (loss) per share of common stock is computed by dividing net income (loss) by the weighted average number of common shares outstanding (less unearned ESOP shares) during the period. Diluted net income (loss) per share of common stock is computed by dividing net income (loss) by the weighted average number of common shares and common stock equivalents outstanding during the period. For loss periods, diluted net loss per share is the same as basic net loss per share. The inclusion of common stock equivalents in loss periods would be anti dilutive. For the six month period ended June 30, 2000, the weighted average number of shares outstanding was 1,698,862. The effect, if any, on diluted earnings per share of future periods of the stock awards described in note 5 will be computed under the treasury stock method.

           5. On June 27, 2000, the Company awarded 75,232 shares of stock to directors and employees under the Community Savings Bank, Inc., Management Recognition Plan and Trust, approved by shareholders on June 27, 2000. In accordance with the provision of Accounting Principles Board Opinion No. 25, the Company will accrue the cost of the awards over the vesting period. One-fourth of the shares were immediately vested upon award, and the remainder will vest over the following 36 months. The Company acquired the shares to be issued from the public.

MANAGEMENT'S DISCUSSION & ANALYSIS
Bank Employee
Financial Printing Group
PART I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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


Financial Condition At June 30, 2000
Compared to December 31, 1999


Total assets increased 2.1% to $235.6 million at June 30, 2000, compared to $230.7 million at December 31, 1999. The increase in assets was principally a result of a $13.7 million increase in loans, net of reserves, and a $3 million increase in cash and cash equivalents, offset by a $13.5 million decrease in debt and equity securities.

Loans, net of reserves, increased 9.1% at June 30, 2000 to $164.5 million from the December 31, 1999 balance of $150.7 million. At June 30, 2000, approximately 62.9% of the Community Savings' gross loan portfolio consisted of loans secured by one- to- four family residential properties. At December 31, 1999, 64.7% of gross loans were secured by 1-4 family residential properties. Loan production continued to emphasize commercial and consumer credits in an effort to diversify the loan portfolio and reduce the reliance on single family 1-4 residential loans. Commercial loans have increased 15.4% or $5 million, since December 31, 1999 and the construction loan portfolio increased 12.5% or $1.9 million since December 31, 1999.

Securities decreased 13.8% at June 30, 2000 to $49.9 million compared to the December 31, 1999 balance of $63.7 million. The decrease in securities was primarily incurred to help meet loan growth not funded through deposit increases. The six-month average balance of securities increased 88.4 % for the period ended June 30, 2000 to $58.6 million compared to the $31.1 million average balance on securities for the six month period ended June 30, 1999, reflecting the investment of proceeds received from the initial public offering completed June 21, 1999.

Deposits increased to $153.6 million at June 30, 2000 from $147.5 million at December 31, 1999, an increase of 4.1%. Local deposit competition is very strong causing upward pressure on deposit interest rates.

Borrowed funds, collateralized through an agreement with the Federal Home Loan Bank ("FHLB"), decreased to $31.5 million at June 30, 2000 from $32 million at December 31, 1999, a decrease of 1.6%. $25 million of the FHLB borrowings float with one-month LIBOR index and mature bi-annually on September 30, 2001. The borrowings are matched with Collateralized Mortgage Obligations (CMO's) in a structured, leveraged, match funded arbitrage. The CMO's reprice monthly at 80 basis points over the one-month LIBOR index. The remaining $6.5 million of FHLB borrowings are short-term proceeds used to facilitate normal loan growth and deposit fluctuations.

Asset Quality

First Community's non-performing assets (loans 90 days or more delinquent and fore-closed real estate and repossessed assets) were $1.5 million, or 0.63% of total assets, at June 30, 2000, compared to $1.3 million, or 0.58% of total assets, at December 31, 1999. Two loans totaling $218 thousand were charged off against the allowance for loan losses, partially off set by recoveries on previously charged off loans of $25 thousand. Net loans charged off against the allowance for loan losses totaled $193 thousand or .12% of average loans outstanding.

Management performs a four-step procedure in determining the appropriate level for the allowance for loan losses. First, at the end of each quarter, loan department personnel perform a review of the bank's loan portfolio. Individual loans are assigned an internal classification designation of unclassified, substandard, doubtful, or loss based on historical performance and specific circumstances known to the bank regarding the financial situation of the customer. Next, impaired loans are identified and a determination is made as to the necessity of creating a specific allowance. Any impairment allowance is based on the expected cash flows or the fair market value of available collateral for collateral dependent loans. There were two impaired loans aggregating $661 thousand at June 30, 2000. An allowance for impaired loans was established in the amount of $100 thousand. Next, the substandard and doubtful classifications are analyzed and a risk percentage is determined considering each type of loan and the severity of any probable loss. All loans categorized as "loss" are fully reserved. The final procedure is to assign risk percentages to unclassified loans based on historical and industry information regarding probable, yet unidentifiable, losses inherent in the portfolio. Industry factors are adjusted to reflect individual bank circumstances. Since First Community is entering new lines of business with little past experience to draw on in the areas of commercial, construction and consumer lending, an entry period of higher than industry norm loss is reflected in the risk percentages assigned these loan categories.

In the opinion of management, the general allowance for loan losses of $1.7 million and the allowance for impaired loans in the amount of $100 thousand at June 30, 2000 was adequate to cover probable losses.

Results of Operation for the three month periods ended June 30, 2000 and 1999

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

NET INCOME

Net income of $272 thousand was recorded for the three month period ended June 30, 2000, compared to a net loss of $713 thousand for the three month period ended June 30, 1999, a $986 thousand improvement. The increase in net income is primarily due to a 21.9% increase in net interest income or $359 thousand, a 4% or $8 thousand increase in other operating income, and a 37.6% or $1 million decrease in other operating expense. The decrease in other operating expense reflects the $1.5 million contribution to establish the Community Savings Charitable Foundation in 1999. A $297 thousand expense was incurred in June 2000 to recognize 25% vesting of stock grants awarded to Officers and Directors as a result of stockholders approving a Management Recognition Plan during the first annual meeting of the Company held on June 27, 2000.

INTEREST INCOME

Interest income increased 36.2% or $1.2 million for the three months ended June 30, 2000 to $4.4 million compared to $3.2million for the three months ended June 30, 1999. The increase in interest income is two fold. Interest and fees on loans increased 24.7% or $661 thousand reflecting management's continued emphasis on developing commercial, construction and consumer lending. Interest on securities increased 95% resulting from the investment of proceeds received during the initial public offering dated June 21, 1999 and an arbitrage in the amount of $25 million initiated July 15, 1999 and still active.

The average balance on total interest-earning assets increased 30.9% or $52.5 million for the three months ended June 30, 2000 compared to average balances at June 30, 1999, resulting primarily from a $23.4 million increase in investment average balances and a $30 million increase in net loan average balances. The average annualized yield on total average interest-earning assets increased 28 basis points from the 1999 three month period, reflecting an increase in the annualized yield on investments of 200 basis points and a increase in annualized loan yields of 16 basis points.

INTEREST EXPENSE

Interest expense increased 51.2% or $801 thousand to $2.4 million for the three months ended June 30, 2000 compared to $1.6 million for the three months ended June 30,1999. The increase in interest expense was a result of a 23.8% increase in interest expense on deposits reflecting the competitiveness of the local deposit market. A $444 thousand increase in interest expense on FHLB borrowing reflects a $26.5 million balance increase in outstanding borrowings from $5 million at June 30,1999 to $31.5 million at June 30, 2000.

The average balance of interest-bearing liabilities increased 27.5% or $39.1 million for the three months ended June 30, 2000 compared to average balances at June 30, 1999, resulting primarily from an increase in Federal Home Loan Bank
(FHLB) borrowings to facilitate an arbitrage. The average annualized cost on total average interest-bearing liabilities increased 84 basis points from the 1999 three month period, resulting from an increase in the annualized rate on FHLB borrowings of 140 basis points and an increase in annualized deposit costs of 16 basis points.

NET INTEREST INCOME

Net interest income before the provision for loan losses, for the three-month period ended June 30, 2000, increased 21.9% or $359 thousand to $2 million compared to $1.6 million for the three-month period ended June 30,1999. The positive growth in net interest income was due to the significant increase of investable assets resulting from the receipt of proceeds related to the initial public offering completed June 21, 1999.

Comparable spreads and net interest margins were as follows:


                  Annualized Yield     Annualized Cost
                     on Interest         of Interest       Annualized   Annualized
                   Earning Assets    Bearing Liabilities     Spread       Margin
                  -----------------  --------------------  -----------  -----------
Three Months
    Ended
 June 30, 2000                7.84%                 5.24%        2.60%        3.60%

Three Months
    Ended
 June 30, 1999                7.56%                 4.40%        3.16%        3.88%


PROVISION FOR LOAN LOSSES

A provision of $105 thousand was added to the allowance for loan losses, increasing the period end balance to $1.8 million or 1.09% of outstanding loans. A provision of $90 thousand was added to the allowance for loan losses for the three-month period ending June 30, 1999. The increase to the allowance reflects the significant change in the loan portfolio composition.

NON-INTEREST INCOME

Non-interest income increased $8 thousand or 4% to $198 thousand for the three-month period ended June 30, 2000 compared to $190 thousand for the three-month period ended June 30,1999. Although management is encouraged by the increase in non-interest income, continued emphasis will be placed on improving non-interest income revenue. A wholly-owned subsidiary of the Bank, Community Financial Services, Inc., a retail securities broker and financial advisor, was formed in the fourth quarter of 1997, for the sole purpose of enhancing non-interest income. This newly formed subsidiary contributed $38 thousand or 19.4% of non-interest income for the three-month period ended June 30, 2000.


NON-INTEREST EXPENSE

Non-interest expense decreased 37.6% or $1 million to $1.7 million for the three months ended June 30, 2000 compared to $2.7 million for the three-month period ended June 30,1999. The decrease in other operating expense reflects the one time $1.5 million contribution to establish the Community Savings Charitable Foundation in 1999. The 1999 contribution expense was partially offset in 2000 by $297 thousand expense incurred in June to reflect a 25% vesting of stock grants awarded to Officers and Directors. Stockholders authorized the awarding of grants with the approval of the Management Recognition Plan during the first annual meeting of the Company held on June 27, 2000. Salary expense increased 15.8% or $108 thousand reflecting the hiring of experienced commercial bank personnel required to transition to a commercial banking environment. A seasoned Senior Commercial Credit Officer with 12 years of commercial lending bank experienced was hired during June 2000. A $43 thousand increase in benefit expense was incurred associated with the Employee stock Ownership Plan (ESOP). Data processing expenses decreased $14 thousand or 21.8% for the quarter ended June 30, 2000 compared to the same period for 1999.

INCOME TAXES

The income tax provision for the three month period ended June 30,2000 was $132 thousand compared to a $253 thousand tax benefit for the three months ended June 30, 1999, an increase of $385 thousand from the prior year period. The increase in the tax provision is the result of increases in earnings before income taxes. The effective tax rates for the respective 2000 and 1999 periods were 32.6% and 26.2%.

Results of Operation for the six month periods ended June 30, 2000 and 1999

NET INCOME

Net income for the six months ended June 30 2000 was $801 thousand, an increase of $1.2 million. The loss for the six month period ended June 30, 1999 was $379 thousand. Earnings for the six month period ended June 30, 1999 were significantly impacted by a $1.5 million non-recurring contribution to Community Savings Charitable Foundation, established as a component of the initial public offering completed June 21, 1999.

INTEREST INCOME

Interest income increased $2.2 million or 35.5% for the six months ended June 30, 2000 to $8.6 million at June 30, 2000 compared to $6.3 million for the six months ended June 30, 1999. The increase in interest income can be principally attributed to a $55.4 million increase in the average balance of interest earning assets from 1999 to 2000, and an increase in the average annualized yield on interest earning assets from 7.58% to 7.72%.

INTEREST EXPENSE

Interest expense increased 42.6% or $1.4 million for the six months ended June 30, 2000 compared to the six months ended June 30,1999. The increase in interest expense was principally a result of a 14 basis point decrease in the annualized cost on interest bearing deposits reflecting management's efforts to refine deposit-pricing schemes, and a 102 basis point increase in the cost of borrowings from the Federal Home Loan Bank. The aggregate annualized cost of interest bearing liabilities increased 60 basis points. The average balance outstanding of interest bearing deposits increased $9.3 million from $138.4 million at June 30, 1999 to $147.7 million at June 30, 2000, an increase of 6.73%. Average FHLB borrowings increased to $32.9 million at June 30, 2000 from $5 million at June 30,1999 or 558%.

NET INTEREST INCOME

Net interest income before the provision for loan losses, for the six month period ended June 30, 2000, increased 27.9% or $876 thousand compared to the six month period ended June 30,1999. The primary ingredients affecting the positive growth in net interest income were a 35.4% increase in interest income and a 42.6% increase in interest expense.

Comparable spreads and net interest margins were as follows:


                  Annualized Yield     Annualized Cost
                     on Interest         of Interest       Annualized   Annualized
                   Earning Assets    Bearing Liabilities     Spread       Margin
                  -----------------  --------------------  -----------  -----------
Six Months
    Ended
June 30, 2000              7.72%                 5.06%        2.66%        3.60%

Six Months
    Ended
 June 30, 1999             7.58%                 4.46%        3.12%        3.76%

PROVISION FOR LOAN LOSSES

A provision of $200 thousand was added to the allowance for loan losses, increasing the period end balance to $1.8 million or 1.09% of outstanding loans at June 30, 2000. A provision of $180 thousand was added to the allowance for loan losses for the period ending June 30, 1999. The increase to the allowance reflects the significant change in the loan portfolio composition.

NON-INTEREST INCOME

Non-interest income decreased $64 thousand or 14.3% to $384 thousand for the six month period ended June 30, 2000 compared to the six month period ended June 30,1999. Non-interest income excluding gains and losses on the sale of securities and other assets increased 12.9% for the six months ended June 30, 2000 compared to the same period for 1999. Although management is encouraged by the increase in non-interest income, continued emphasis will be placed on improving non-interest income revenue. A wholly owned subsidiary of the Bank, Community Financial Services, Inc., a retail securities broker and financial advisor, was formed in December 1997, for the sole purpose of enhancing non-interest income. This newly formed subsidiary contributed $85 thousand or 22.3% of the current period non-interest income.

NON-INTEREST EXPENSE

Non-interest expense decreased 23.1% or $907 thousand for the six months ended June 30, 2000 compared to the six month period ended June 30,1999. The decrease in non-interest expense was due primarily to a $1.5 million non-recurring contribution to the Community Savings Charitable Foundation in 1999, offset by increases in salary expense of $152 thousand or 10.8% and $381 thousnad of new stock grant expenses referenced earlier, for the six month period ended June 30, 2000.

INCOME TAXES

Income tax expense for the six month period ended June 30,2000 was $374 thousand compared to a tax benefit of $144 thousand for the six months ended June 30, 1999, an increase of $518 thousand from the prior year. The increase in the tax provision was principally a result of a $1.2 million increase in income before income tax. The average tax rate for the six months ended June 30, 2000 was 31.8% and 27.6% for the period ended June 30, 1999.

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

At June 30, 2000, the estimated market value of liquid assets (cash, cash equivalents, and marketable securities) was approximately $61.5 million, representing 33.2% of deposits and borrowed funds. As Community Savings continues to grow its loan portfolio, liquidity will continue to be leveraged.

The  primary  uses  of  liquidity  are  to  fund  loans,   provide  for  deposit
fluctuations and invest in other non-loan earning assets when excess liquidity is available. At June 30, 2000, outstanding off-balance sheet commitments to extend credit in the form of loan originations totaled $15.2 million. Available lines of credit totaled $13.2 million. Management considers current liquidity levels adequate to meet the Company's cash flow requirements.

CAPITAL

Shareholders' equity at June 30, 2000 was $46.1 million, a decrease of $1.1 million or 2.3% from $47.3 million at December 31, 1999 and a decrease of $1.2 million or 2.6% from $47.4 million one year earlier. The decrease in capital is the result of repurchasing 94,040 shares of common stock during March and April 2000 at an average cost of $16.16 per common share or 62.6% of book value at June 30, 2000. Included in shareholder's equity at June 30, 2000 was $1.4 million, net of tax, of accumulated other comprehensive loss related to unrealized losses on securities available for sale compared to $447 thousand of accumulated other comprehensive loss related to unrealized losses on securities available for sale one year earlier. Also included in shareholder's equity at June 30, 2000 was $2.1 million of unearned common stock for the Employee Stock Ownership Plan, representing 140,197 shares of common stock.

FDIC regulations require banks to maintain certain capital adequacy ratios, leverage ratios and risk-based capital ratios. Banks supervised by the FDIC must maintain a minimum leverage ratio of core (Tier I) capital to average adjusted assets ranging from 3% to 5%. At March 30, 2000, Community Savings' ratio of Tier I capital to average assets was 13.8%. The FDIC's risk-based capital guidelines require banks to maintain risk-based capital to risk-weighted assets of at least 8%. Risk-based capital for Community Savings is defined as Tier I capital and the reserve for loan losses. At June 30, 2000, Community Savings had a ratio of qualifying total capital to net risk-weighted assets of 24.6%.

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

First Community replaced nearly all existing software and 100% of all hardware with year 2000 certified compliant systems. Several of the Bank's telecommunications systems were replaced with year 2000 compliant systems. A Comprehensive Business Resumption Plan had been developed which would have been implemented in the event power failures or failures in communications equipment prevented use of computer systems serving Community Savings or otherwise impaired the operations of Community Savings. System-wide testing of the Business Resumption Plan was conducted September 21, 1999 for the Accounting and Operations departments. On October 4, 1999, the plan was tested for the retail branches and the Loan Department. Although both tests were successful, the Bank's Y2K team continued to verify off-line and alternate manual procedures through the end of the 1999 calendar year. Management identified clients who posed Y2K risks to the institution, and. has developed the necessary capabilities to continuously monitor and adequately respond to the risks identified. To date, to the best of management's knowledge, there have been no customers of the Bank significantly impacted by year 2000

The cost to bring all systems up to Y2K specifications totaled approximately $428,000.

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



          First Community Financial Corporation
          -------------------------------------
                    Registrant





          Date   August 7, 2000              /s/Christopher B. Redcay
                 --------------              ------------------------
                                              Christopher B. Redcay
                                             Sr. Vice President, Treasurer
                                             and Chief Financial Officer