Form 10QSB
period 2000-10-20
FIRST COMMUNITY FINANCIAL CORP /NC/
filed 2000-11-02
CIK 1076657

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                  Form 10 - QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT
            0F 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2000


 Commission file number:   000-26117


                     FIRST COMMUNITY FINANCIAL CORPORATION
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


        NORTH CAROLINA                                          56-2119954
 --------------------------------                        -----------------------
 (State or other jurisdiction of                            (I.R.S. Employer
   incorporation or organization                          Identification Number)




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

    Yes     X                                 No
        ----------                               ----------

 1,608,083 common shares, no par value, were outstanding as of October 20, 2000.

                     FIRST COMMUNITY FINANCIAL CORPORATION
                                 AND SUBSIDIARY


                                      INDEX


                                                                                        Page
PART I    FINANCIAL INFORMATION                                                        Number
Item 1    Financial Statements

          Condensed Consolidated Balance Sheets                                           1
          September 30, 2000 and December 31, 1999

          Condensed Consolidated Statements of Income                                     2
          Three and nine months ended September 30, 2000 and 1999

          Condensed Consolidated Statements of Comprehensive Income                       3
          Three and nine months ended September 30, 2000 and 1999

          Condensed Consolidated Statements of Cash Flow                                  4
          Nine months ended September 30, 2000 and 1999

          Notes to Condensed Consolidated Financial Statements                          5 - 6

Item 2    Management's Discussion and Analysis of Financial Condition                  7 - 15
          and Results of Operations

PART II   OTHER INFORMATION

Item 1    Legal Proceedings                                                              16

Item 2    Changes in Securities and Use of Proceeds                                      16

Item 3    Defaults Upon Senior Securities                                                16

Item 4    Submission to Matters to a vote of Security Holders                            16

Item 5    Other Information                                                              16

Item 6    Exhibits and Reports on Form 8-K                                               16

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

First Community Financial Corporation
Condensed Consolidated Balance Sheets
(dollars in thousands)                                                         September 30, 2000
                                                                                  (unaudited)        December 31,1999
                                                                              -------------------   ------------------
                                   Assets
Cash and cash equivalents                                                                $  4,465             $  6,583

Investment securities - available for sale                                                 17,377               24,623

Mortgaged-backed securities - available for sale                                           31,665               39,126

FHLB, at cost which approximates market                                                     1,925                1,600

Loans receivable held for sale                                                                338                  213
Loans receivable held for investment, net                                                 170,400              150,530

Premisies and equipment                                                                     3,991                2,483
Deferred income taxes                                                                       2,937                2,792
Other assets                                                                                4,840                2,791
                                                                              -------------------   ------------------
                                Total assets                                             $237,938             $230,741
                                                                              -------------------   ------------------

                    Liabilities and Shareholders' Equity
Deposits:
    Noninterest-bearing demand                                                           $  2,328             $  2,585
    Interest-bearing demand                                                                14,125               14,247
    Savings                                                                                14,935               15,612
    Certificates of deposits, $100,000 and over                                            23,385               21,918
    Other time deposits                                                                   102,265               93,178
                                                                              -------------------   ------------------
                               Total deposits                                             157,038              147,540
                                                                              -------------------   ------------------

Borrowed money                                                                             31,500               32,000
Advance payments by borrowers for property taxes and insurance                                 53                  225
Other liabilities                                                                           3,749                3,708
                                                                              -------------------   ------------------
                              Total liabilities                                           192,340              183,473
                                                                              -------------------   ------------------

Shareholders' equity:
    Preferred stock, no par value, 5,000,000 shares authorized;
       no shares issued or outstanding
    Common stock, no par value, 20,000,000 shares authorized; 1,786,758 shares issued and outstanding at September 30, 2000 and
        1,880,798 shares issued and outstanding at December 31, 1999                       25,827               27,335
    Unearned ESOP shares, 137,692 shares at September 30, 2000 and
        145,207 shares at December 31, 1999                                                (2,065)              (2,178)
    Unearned stock grants, 53,679 shares at September 30, 2000                               (926)
    Retained earnings, substantially restricted                                            24,177               23,477
    Accumulated other comprehensive income (loss), net                                     (1,415)              (1,366)
                                                                              -------------------   ------------------
                         Total shareholders' equity                                        45,598               47,268
                                                                              -------------------   ------------------
                 Total liabilities and shareholders' equity                              $237,938             $230,741
                                                                              ===================   ==================

See accompanying notes to condensed consolidated financial statements

Item 1. Continued
First Community Financial Corporation
Condensed Consolidated Statements of Income (Loss)
(unaudited)
(dollars in thousands)

                                                              Three Months Ended September 30,    Nine Months Ended September 30,
                                                            -----------------------------------  ---------------------------------
                                                                   2000              1999              2000            1999
                                                            ------------------  ---------------  --------------- -----------------
Interest income:
   Interest and fees on loans                                       $    3,412  $    2,692            $    9,852 $    7,990
   Interest and dividends on investments                                 1,011       1,038                 3,152      2,080
                                                                    ----------  ----------            ---------- ----------
              Total interest income                                      4,423       3,730                13,004     10,070

Interest expense:
   Interest on deposits                                                  1,990       1,464                 5,530      4,536
   Interest on borrowed money                                              539         372                 1,567        503
                                                                    ----------  ----------            ---------- ----------
              Total interest expense                                     2,529       1,836                 7,097      5,039
                                                                    ----------  ----------            ---------- ----------
Net interest income before provision for loan losses                     1,894       1,894                 5,907      5,031
Provision for loan losses                                                  105          90                   305        270
                                                                    ----------  ----------            ---------- ----------
              Net interest income                                        1,789       1,804                 5,602      4,761
                                                                    ----------  ----------            ---------- ----------
Other income:
              Total other operating income                                 146         156                   446        515

General and administrative expenses:
    Compensation and fringe benefits                                       957         726                 2,816      2,046
    Occupancy                                                               84          63                   213        189
    Furniture and fixtures                                                  87          88                   261        260
    Advertising                                                             22          41                   125        101
    Data processing                                                         54          40                   148        144
    Contributions                                                            1           3                     3      1,513
    Other                                                                  246         215                   822        762
                                                                    ----------  ----------            ---------- ----------
           Total general and administrative expenses                     1,451       1,176                 4,388      5,015
                                                                    ----------  ----------            ---------- ----------
Income before income taxes                                                 484         784                 1,660        261

Income taxes                                                               156         286                   530        142
                                                                    ----------  ----------            ---------- ----------
Net income                                                          $      328  $      498            $    1,130 $      119
                                                                    ----------  ----------            ---------- ----------
PER SHARE DATA, calculated from June 21, 1999, the
    date of the Company's initial public offering
    Earnings per share, basic                                       $     0.20  $     0.29            $     0.68 $     0.13
    Earnings per shared, diluted                                    $     0.20  $     0.29            $     0.68 $     0.13
    Weighted average shares outstanding, basic                       1,611,038   1,731,470             1,669,559  1,731,370
    Weighted average shares outstanding, diluted                     1,614,661   1,731,470             1,670,766  1,731,370


See accompanying notes to condensed consolidated financial statements

Item 1. Continued
First Community Financial Corporation
Condensed Consolidated Statements of Comprehensive Income (Loss)
(unaudited)
(dollars in thousands)


                                                            Three Months Ended September 30,     Nine Months Ended September 30,
                                                            --------------------------------     -------------------------------
                                                                    2000      1999                     2000         1999
                                                                ----------  ----------              ----------   ----------
Net income (loss)                                                    $328       $498                   $1,130       $119
                                                                ----------  ----------              ----------   ----------
Unrealized gain (loss) on available for sale securities                 5       (202)                     (93)      (966)

Reclassification of net (gains) losses recognized in net income        (1)       (10)                      20       (146)

Income taxes relating to unrealized gain on available                  (1)        72                       25        378
  for sale securities                                           ----------  ----------              ----------   ----------

Other comprehensive income (loss)                                       2       (140)                     (49)      (734)
                                                                ----------  ----------              ----------   ----------
Comprehensive income (loss)                                          $330       $358                   $1,081      ($615)
                                                                ----------  ----------              ----------   ----------

See accompanying notes to condensed consolidated financial statements

Item 1. Continued
First Community Financial Corporation
Condensed Consolidated Statements of Cash Flows
(unaudited)
(dollars in thousands)

                                                                                                   Nine months ended
                                                                                                     September 30,
                                                                                                  2000              1999
                                                                                             ---------------  ----------------
Cash flows from operating activities:
  Net income                                                                                       $1,130          $    119
  Adjustments to reconcile net income (loss) to net cash provided by operating activities
     Provision for loan losses                                                                        305               270
     Depreciation                                                                                     238               253
     ESOP contribution                                                                                113
     MRP compensation                                                                                 372
     Loss (gain) on sale of securities                                                                 20              (146)
     (Gain) on sale of assets                                                                         (54)
     Amortization (accretion) of discounts on securities, net                                         (54)             (162)
     Provision for deferred income taxes                                                             (120)             (457)
     Originations of loans held for sale                                                             (690)           (5,199)
     Proceeds from sale of loans held for sale                                                        566             3,616
     Net loss (gains) on sale of loans                                                                 (1)              (19)
     Other operating activities                                                                    (1,521)             (859)
                                                                                             ------------     -------------
                        Net cash provided by (used in) operating activities                           304            (2,584)
                                                                                             ------------     -------------
Investing activities:
  Purchases of investment securities available for sale                                            (1,525)          (55,507)
  Proceeds from sales of securities available for sale                                              8,110                 0
  Proceeds from redemptions of securities available for sale                                        6,560            15,815
  Proceeds from principal repayment of mortgage-backed securities available for sale                1,195             2,507
  Net increase in loans held for investment                                                       (20,175)          (14,626)
  Additions to other real estate                                                                     (658)
  Proceeds from sale of premises and equipment                                                         68
  Purchases of premises and equipment                                                              (1,747)             (374)
                                                                                             ------------     -------------
                        Net cash used in investing activities                                      (8,172)          (52,185)
                                                                                             ------------     -------------
Financing activities:
  Net increase (decrease) in deposit accounts                                                       9,498            (1,391)
  Proceeds from issuance of stock                                                                                    25,206
  Repurchase of common stock                                                                       (1,520)
  Funding of Management Recognition stock grants                                                   (1,298)
  Payment of dividends on common stock                                                               (430)
  Repayments of FHLB borrowings, net of proceeds                                                     (500)           31,000
                                                                                             ------------     -------------
                        Net cash provided by financing activities                                   5,750            54,815
                                                                                             ------------     -------------
Increase (decrease) in cash and cash equivalents                                                   (2,118)               46

Cash and cash equivalents, beginning of year                                                        6,583             6,907
                                                                                             ------------     -------------
Cash and cash equivalents, end of  period                                                          $4,465          $  6,953
                                                                                             ------------     -------------

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

3. Analysis of Allowance for Loan Loss

                                          Nine months ended September 30,
                                          -------------------------------
                                                2000           1999
                                          ---------------  --------------
                                                   (in thousands)

Beginning balance                              $1,839          $1,331

Provision for loan loss                           305             270

Net charge-offs                                  (200)            (15)

Balance, end of period                         $1,944          $1,586

Ratio of net charge-offs to average loans
           outstanding                           0.12%           0.01%

Ratio of allowance to total loans outstanding    1.11%           1.09%
           at end of period

Ratio of allowance to total nonperforming
           assets at end of period             116.97%         116.19%

   Item 1. Continued
   First Community Financial Corporation
   Notes to Condensed Consolidated Financial Statements

4. Net Income (Loss) Per Share of Common Stock
   Basic income (loss) per share of common stock is computed by dividing net income (loss) by the weighted average number of common shares outstanding (less unearned ESOP shares and unearned stock grants) during the period. Diluted net income (loss) per share of common stock is computed by dividing net income (loss) by the weighted average number of common shares and common stock equivalents outstanding during the period. For loss periods, diluted net loss per share is the same as basic net loss per share. The inclusion of common stock equivalents in loss periods would be anti dilutive. For the nine month period ended September 30, 2000, the weighted average number of shares outstanding was 1,669,559. The effect, if any, on diluted earnings per share of future periods of the stock awards described in note 5 will be computed under the treasury stock method.

5. Stock Grant Awards
   On June 27, 2000, the Company awarded 75,232 shares of stock to directors and employees under the Community Savings Bank, Inc., Management Recognition Plan and Trust, approved by shareholders on June 27, 2000. In accordance with the provision of Accounting Principles Board Opinion No. 25, the Company will recognize the cost of the awards over the vesting period. One-fourth of the shares were immediately vested upon award, and the remainder will vest over the following 36 months. The Company acquired 75,232 shares from the public for an aggregate amount of $1,297,752. The results for the nine months ended September 30, 2000 included expense of $371,789 related to their award.

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


Financial Condition At September 30, 2000
Compared to December 31, 1999


Total assets increased 3.1% to $237.9 million at September 30, 2000, compared to $230.7 million at December 31, 1999. The increase in assets was principally a result of a $20 million increase in loans, net of reserves, offset by a $2.1 million decrease in cash and cash equivalents and a $14.7 million decrease in debt securities.

Loans, net of reserves, increased 13.2% at September 30, 2000 to $170.7 million from the December 31, 1999 balance of $150.7 million. At September 30, 2000, approximately 61.7% of the Community Savings' gross loan portfolio consisted of loans secured by one- to- four family residential properties. At December 31, 1999, 64.7% of gross loans were secured by 1-4 family residential properties. Loan production continued to emphasize commercial and consumer credits in an effort to diversify the loan portfolio and reduce the reliance on single family 1-4 residential loans. Commercial loans have increased 24.3% or $7.9 million, since December 31, 1999 and the construction loan portfolio increased 23.3% or $3.6 million since December 31, 1999.

Securities decreased 23% at September 30, 2000 to $49 million compared to the December 31, 1999 balance of $63.7 million. The decrease in securities was primarily incurred to help meet loan growth not funded through deposit increases. The nine-month average balance of securities increased 34.5 % for the period ended September 30, 2000 to $55.7 million compared to the $41.5 million average balance on securities for the nine month period ended September 30, 1999, reflecting the investment of proceeds received from the initial public offering completed June 21, 1999.

Deposits increased to $157 million at September 30, 2000 from $147.5 million at December 31, 1999, an increase of 6.4%. Local deposit competition is very strong causing upward pressure on deposit interest rates.

Borrowed funds, collateralized through an agreement with the Federal Home Loan Bank ("FHLB"), decreased to $31.5 million at September 30, 2000 from $32 million at December 31, 1999, a decrease of 1.6%. $25 million of the FHLB borrowings float with one-month LIBOR index and mature bi-annually on September 30, 2001. The borrowings are matched with Collateralized Mortgage Obligations (CMO's) in a structured, leveraged, match funded investment strategy. The CMO's reprice monthly at 78 basis points over the one-month LIBOR index. The remaining $6.5 million of FHLB borrowings are short-term proceeds used to facilitate normal loan growth and deposit fluctuations.


Asset Quality


First Community's non-performing assets (loans 90 days or more delinquent and fore- closed real estate and repossessed assets) were $1.7 million, or 0.70% of total assets, at September 30, 2000, compared to $1.4 million, or 0.60% of total assets, at December 31, 1999. Three loans totaling $225 thousand were charged off against the allowance for loan losses, partially off set by recoveries on previously charged off loans of $25 thousand. Net loans charged off against the allowance for loan losses totaled $200 thousand or .12% of average loans outstanding.

Management performs a four-step procedure in determining the appropriate level for the allowance for loan losses. First, at the end of each quarter, loan department personnel perform a review of the bank's loan portfolio. Individual loans are assigned an internal classification designation of unclassified, substandard, doubtful, or loss based on historical performance and specific circumstances known to the bank regarding the financial situation of the customer. Next, impaired loans are identified and a determination is made as to the necessity of creating a specific allowance. Any impairment allowance is based on the expected cash flows or the fair market value of available collateral for collateral dependent loans. There were two impaired loans aggregating $779 thousand at September 30, 2000. An allowance for impaired loans was established in the amount of $100 thousand. Next, the substandard and doubtful classifications are analyzed and a risk percentage is determined considering each type of loan and the severity of any probable loss. All loans categorized as "loss" are fully reserved. The final procedure is to assign risk percentages to unclassified loans based on historical and industry information regarding probable, yet unidentifiable losses inherent in the portfolio. Industry factors are adjusted to reflect individual bank circumstances. Since First Community is entering new lines of business with little past experience to draw on in the areas of commercial, construction and consumer lending, an entry period of higher than industry norm loss is reflected in the risk percentages assigned these loan categories.

In the opinion of management, the general allowance for loan losses of $1.8 million and the allowance for impaired loans in the amount of $100 thousand at September 30, 2000 were adequate to cover probable losses.


Results of Operation for the three month periods ended September 30, 2000 and
1999


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


NET INCOME


Net income of $328 thousand was recorded for the three month period ended September 30, 2000, compared to net income of $498 thousand for the three month period ended September 30, 1999. The decrease in net income is primarily due to a 23.4% or $275 thousand increase in other operating expense. The increase in other operating expense reflects a $72 thousand increase in benefits expense for the period related to stock grants awarded in June 2000. Salary expense increased 19.9% or $144 thousand for the period, reflecting management's commitment to expanding the company's loan and bank operations expertise. Net interest income after the loan loss provision decreased 1% or $15 thousand. Other operating income decreased $10 thousand or 6.2% due to a decrease in gains on securities.


INTEREST INCOME


Interest income increased 18.6% or $694 thousand for the three months ended September 30, 2000 to $4.4 million compared to $3.7 million for the three months ended September 30, 1999. The increase in interest income is two fold. Interest and fees on loans increased 26.7% or $720 thousand reflecting management's continued emphasis on developing commercial, construction and consumer lending. Interest income on securities obligations decreased 2.6% or $27 thousand resulting from a $17.9 million reduction in securities balances outstanding compared to securities balances outstanding at September 1999.

The average balance on total interest-earning assets increased 7.3% or $15.2 million for the three months ended September 30, 2000 compared to average balances during the same period in 1999, resulting primarily from a $15.2 million decrease in investment average balances and a $29.5 million increase in net loan average balances. The average annualized yield on total average interest-earning assets increased 76 basis points from the 1999 three month period, reflecting an increase in the annualized yield on investments and short term securities of 60 basis points and an increase in the annualized loan yields of 36 basis points.


INTEREST EXPENSE


Interest expense increased 37.7% or $693 thousand to $2.5 million for the three months ended September 30, 2000 compared to $1.8 million for the three months ended September 30, 1999. The increase in interest expense was a result of a 36% increase in interest expense on deposits reflecting the competitiveness of the local deposit market. A $167 thousand increase in interest expense on FHLB borrowing reflects the rise experienced in short term interest rates during the 3rd quarter of 2000.

The average balance of interest-bearing liabilities increased 13% or $21.2 million for the three months ended September 30, 2000 compared to average balances at for the same period in 1999. The average annualized cost on total average interest-bearing liabilities increased 100 basis points from the 1999 three month period, resulting from an increase in the annualized rate on FHLB borrowings of 156 basis points and an increase in annualized deposit costs of 88 basis points.


NET INTEREST INCOME


There was virtually no change in net interest income before the provision for loan losses, for the three-month period ended September 30, 2000, compared to the three-month period ended September 30, 1999.

Comparable spreads and net interest margins were as follows:

                      Annualized Yield     Annualized Cost
                         on Interest         of Interest       Annualized   Annualized
                       Earning Assets    Bearing Liabilities     Spread       Margin
                      ----------------   -------------------   ----------   ----------
Three Months
    Ended
September 30, '00         7.96%                 5.48%             2.48%        3.40%

Three Months
    Ended
September 30, '99         7.20%                 4.48%             2.72%        3.68%

PROVISION FOR LOAN LOSSES

A provision of $105 thousand was added to the allowance for loan losses, increasing the period end balance to $1.9 million or 1.11% of outstanding loans at September 30, 2000. A provision of $90 thousand was added to the allowance for loan losses for the three-month period ending June 30, 1999. The increase to the allowance reflects the significant change in the loan portfolio composition.

NON-INTEREST INCOME


Non-interest income decreased $10 thousand or 6.1% to $146 thousand for the three-month period ended September 30, 2000 compared to $156 thousand for the three-month period ended September 30,1999. The decrease in non-interest income for the 2000 period is primarily due to non-recurring gains on securities in the amount of $9 thousand dollars realized in the third quarter of 1999.


NON-INTEREST EXPENSE


Non-interest expense increased 23.4% or $275 thousand to $1.5 million for the three months ended September 30, 2000 compared to $1.2 million for the three-month period ended September 30, 1999. The increase in other operating expense reflects salary expense increases of 19.9% or $144 thousand reflecting the hiring of experienced commercial bank personnel required to transition to a commercial banking environment. A seasoned Senior Commercial Credit Officer with 12 years of commercial lending bank experienced was hired during June 2000. A $72 thousand increase in benefit expense was incurred associated with the Employee stock Ownership Plan (ESOP) and expenses related to the vesting of stock grants. Data processing expenses increased $14 thousand or 34.9% for the quarter ended September 30, 2000 compared to the same period for 1999.


INCOME TAXES


The income tax provision for the three month period ended September 30, 2000 was $156 thousand compared to $286 thousand for the three months ended September 30, 1999, a decrease of $130 thousand from the prior year period. The decrease in the tax provision is the result of decreases in earnings before income taxes. The effective tax rates for the respective 2000 and 1999 periods were 32.3% and 36.4%.



Results of Operation for the nine month periods ended September 30, 2000 and
1999


NET INCOME


Net income for the nine months ended September 30 2000 was $1.1 million, an increase of $1 million. Net income for the nine-month period ended September 30, 1999 was $119 thousand. Earnings for the nine month period ended September 30, 1999 were significantly impacted by a $1.5 million non-recurring contribution to Community Savings Charitable Foundation, established as a component of the initial public offering completed June 21, 1999.

INTEREST INCOME


Interest income increased $2.9 million or 29.1% for the nine months ended September 30, 2000 to $13 million at September 30, 2000 compared to $10.1 million for the nine months ended September 30, 1999. The increase in interest income can be principally attributed to a $42.6 million increase in the average balance of interest earning assets from 1999 to 2000, and an increase in the average annualized yield on interest earning assets from 7.44% to 7.80%.


INTEREST EXPENSE


Interest expense increased 40.9% or $2.1 million for the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999. The increase in interest expense was principally a result of a 60 basis point increase in the annualized cost on interest bearing deposits, and a 116 basis point increase in the cost of borrowings from the Federal Home Loan Bank. The aggregate annualized cost of interest bearing liabilities increased 72 basis points. The average balance outstanding of interest bearing deposits increased $30.6 million from $151.3 million at September 30, 1999 to $181.9 million at September 30, 2000, an increase of 20.25%. Average FHLB borrowings increased to $32.4 million at September 30, 2000 from $12.7 million at September 30, 1999 or 155%.


NET INTEREST INCOME


Net interest income before the provision for loan losses, for the nine month period ended September 30, 2000, increased 17.4% or $876 thousand compared to the nine month period ended September 30, 1999. The primary ingredients affecting the positive growth in net interest income were a 29.1% increase in interest income and a 40.9% increase in interest expense.



Comparable spreads and net interest margins were as follows:

                       Annualized Yield     Annualized Cost
                          on Interest         of Interest       Annualized   Annualized
                        Earning Assets    Bearing Liabilities     Spread       Margin
                       ----------------   -------------------   ----------   ----------
Nine Months
   Ended
September 30, 2000           7.80%                 5.16%            2.64%       3.48%

Nine Months
   Ended
September 30, 1999           7.44%                 4.44%            3.12%       3.76%

PROVISION FOR LOAN LOSSES


A provision of $305 thousand was added to the allowance for loan losses, increasing the period end balance to $1.9 million or 1.11% of outstanding loans at September 30, 2000. A provision of $270 thousand was added to the allowance for loan losses for the period ending September 30, 1999. The increase to the allowance reflects the significant change in the loan portfolio composition.


NON-INTEREST INCOME


Non-interest income decreased $68 thousand or 13.2% to $446 thousand for the nine month period ended September 30, 2000 compared to the nine month period ended September 30, 1999. Non-interest income excluding gains and losses on the sale of securities and other assets increased 20.2% for the nine months ended September 30, 2000 compared to the same period for 1999. Although management is encouraged by the increase in non-interest income, continued emphasis will be placed on improving non-interest income revenue. A wholly owned subsidiary of the Bank, Community Financial Services, Inc., a retail securities broker and financial advisor, was formed in December 1997, for the sole purpose of enhancing non-interest income. This newly formed subsidiary contributed $146 thousand or 32.7% of the current period non-interest income.


NON-INTEREST EXPENSE


Non-interest expense decreased 12.5% or $626 thousand for the nine months ended September 30, 2000 compared to the nine month period ended September 30, 1999. The decrease in non-interest expense was due primarily to a $1.5 million non-recurring contribution to the Community Savings Charitable Foundation in 1999, offset by increases in salary expense of $295 thousand or 13.9% and $372 thousand of new stock grant expenses referenced earlier, for the nine month period ended September 30, 2000.


INCOME TAXES


Income tax expense for the nine month period ended September 30, 2000 was $530 thousand compared to a tax provision of $142 thousand for the nine months ended September 30, 1999, an increase of $389 thousand from the prior year. The increase in the tax provision was principally a result of a $1.4 million increase in income before income tax. The average tax rate for the nine months ended September 30, 2000 and 1999 were 31.9% and 54.3%, respectively.

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

At September 30, 2000, the estimated market value of liquid assets (cash, cash equivalents, and marketable securities) was approximately $5.4 million, representing 29.4% of deposits and borrowed funds. As Community Savings continues to grow its loan portfolio, liquidity will continue to be leveraged.

The primary uses of liquidity are to fund loans, provide for deposit fluctuations and invest in other non-loan earning assets when excess liquidity is available. At September 30, 2000, outstanding off-balance sheet commitments to extend credit in the form of loan originations totaled $16.9 million. Available lines of credit totaled $16.2 million. Management considers current liquidity levels adequate to meet the Company's cash flow requirements.


CAPITAL


Shareholders' equity at September 30, 2000 was $45.6 million, a decrease of $1.7 million or 3.5% from $47.3 million at December 31, 1999 and a decrease of $2.1 million or 4.5% from $47.7 million one year earlier. The decrease in capital is the result of repurchasing 94,040 shares of common stock during March and April 2000 at an average cost of $16.16 per common share or 63.3% of book value at September 30, 2000. Included in shareholder's equity at September 30, 2000 was $1.4 million, net of tax, of accumulated other comprehensive loss related to unrealized losses on securities available for sale compared to $1.4 million of accumulated other comprehensive loss related to unrealized losses on securities available for sale at December 31, 2000. Also included in shareholder's equity at September 30, 2000 was $2.1 million of unearned common stock for the Employee Stock Ownership Plan, representing 137,692 shares of common stock.

FDIC regulations require banks to maintain certain capital adequacy ratios, leverage ratios and risk-based capital ratios. Banks supervised by the FDIC must maintain a minimum leverage ratio of core (Tier I) capital to average adjusted assets ranging from 3% to 5%. At September 30, 2000, Community Savings' ratio of Tier I capital to average assets was 13.7%. The FDIC's risk-based capital guidelines require banks to maintain risk-based capital to risk-weighted assets of at least 8%. Risk-based capital for Community Savings is defined as Tier I capital and the reserve for loan losses. At September 30, 2000, Community Savings had a ratio of qualifying total capital to net risk-weighted assets of 23.6%.

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

First Community replaced nearly all existing software and 100% of all hardware with year 2000 certified compliant systems. Several of the Bank's telecommunications systems were replaced with year 2000 compliant systems. A Comprehensive Business Resumption Plan had been developed which would have been implemented in the event power failures or failures in communications equipment prevented use of computer systems serving Community Savings or otherwise impaired the operations of Community Savings. System-wide testing of the Business Resumption Plan was conducted September 21, 1999 for the Accounting and Operations departments. On October 4, 1999, the plan was tested for the retail branches and the Loan Department. Although both tests were successful, the Bank's Y2K team continued to verify off-line and alternate manual procedures through the end of the 1999 calendar year. Management identified clients who posed Y2K risks to the institution, and has developed the necessary capabilities to continuously monitor and adequately respond to the risks identified. To date, to the best of management's knowledge, there have been no customers of the Bank significantly impacted by year 2000

The cost to bring all systems up to specifications totaled approximately
$428,000.

Recent Events


On October 12, 2000, the company announced that it had received approval to repurchase up to 178,675 shares, or 10%, of the company's outstanding shares. The repurchase was completed on October 15, 2000, at an average price of $19.0625 per share.


Part II - Other Information


Item 1
Legal proceedings.
       None.

Item 2
Changes in Securities and Use of Proceeds.
       (a)  Not applicable
       (b)  Not applicable
       (c)  Not applicable
       (d)  Not applicable


Item 3
Defaults upon Senior Securities
       Not applicable.


Item 4
Submission of Matters to a vote of securities holders.
       None.


Item 5
Other information.

       Not applicable.


Item 6
Exhibits and reports on form 8-K.


       (a)  Exhibits

            27.01.1 Financial Data Schedule

       (b)  Reports on Form 8-K.

            On October 17, 2000 a form 8-K was filed announcing approval of additional stock repurchases.

                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     First Community Financial Corporation
     -----------------------------------------
                     Registrant



     Date   10/30/2000                           /s/ Christopher B. Redcay
            -----------------                    ---------------------------
                                                     Christopher B. Redcay
                                              Sr. Vice President, Treasurer and
                                                    Chief Financial Officer

                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

       First Community Financial Corporation
       ------------------------------------------
                         Registrant




       Date    11/1/2000                   /S/ Christopher B. Redcay
               ---------------             -------------------------
                                               Christopher B. Redcay
                                        Sr. Vice President, Treasurer and
                                             Chief Financial Officer