Form 10KSB
period 2000-12-31
FIRST COMMUNITY FINANCIAL CORP /NC/
filed 2001-03-30
CIK 1076657

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                               _________________

                                  FORM 10-KSB

                ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                       Commission file number  000-26117
                                              -----------
                 For the fiscal year ended  December 31, 2000
                                            -----------------

                     FIRST COMMUNITY FINANCIAL CORPORATION
                     -------------------------------------
            (Exact name of registrant as specified in its charter)


         North Carolina                                 56-2119954
-------------------------------            ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)


708 South Church Street
Burlington, North Carolina                                  27216
---------------------------------------                  ----------
(Address of principal executive office)                  (Zip Code)


      Registrant's telephone number, including area code  (336) 227-2744
                                                         ----------------

          Securities Registered Pursuant to Section 12(g) of the Act:
                          Common Stock, no par value
                          --------------------------
                               (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X       No ___
                                        ---

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State registrant's revenues for most recent fiscal year. This is gross interest income and gross non-interest income. $18,129,989
                                      -----------

State the aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. $21,127,512 common stock, no par value, based on the closing price of
         ---------------------------------------------------------------------
such common stock on March 14, 2001
------------------------------------

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 1,608,083 shares of common
                                                 --------------------------
stock, no par value, outstanding at March 14, 2001.
--------------------------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Stockholders for the year ended December 31, 2000 (the "2000 Annual Report") are incorporated by reference into Part I and
Part II.

Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on April 24, 2001 (the "Proxy Statement"), are incorporated by reference into Part III.

                                    PART I


ITEM 1.  BUSINESS

General

     First Community Financial Corporation (the "Company") was incorporated on October 7, 1998 to serve as the holding company for Community Savings Bank, Inc., ("Community Savings" or the "Bank") upon the Bank's conversion from a state chartered mutual savings bank to a state chartered stock savings bank.
The Company completed the conversion on June 21, 1999 through the sale and issuance of 1,880,798 shares of common stock. Since the conversion, the Company has had no significant assets other than the outstanding capital stock of the Bank, a portion of the net proceeds of the conversion which it has invested, and a promissory note evidencing a loan made by the Company to the Bank's employee stock ownership plan, and the Company's principal business has been the business of the Bank. Information set forth in this report relating to periods prior to the conversion, including financial statements and related data relates to the Bank.

     The Company's office is located at 708 South Church Street, Burlington, North Carolina 27216. The Bank conducts its business through three full services offices in Burlington, North Carolina, one full service office in Graham, North Carolina, and one loan origination office in Burlington.

     The Bank was originally chartered in 1934. It is a member of the Federal Home Loan Bank system and its accounts are federally insured up to allowable limits. The Bank is primarily engaged in soliciting deposit accounts from business and the general public and making commercial loans, construction loans, residential real estate loans, home equity line of credit loans, consumer loans and various investments.

     The operations of the Bank and depository institutions in general are significantly influenced by general economic conditions and by related monetary and fiscal policies of depository institution regulatory agencies, including the Federal Reserve, the Federal Deposit Insurance Corporation (the "FDIC") and the Administrator, Savings Institutions Division, North Carolina Department of Commerce. Deposit flows and cost of funds are influenced by interest rates on competing investments and general market rates of interest. Lending activities are affected by the demand for financing of real estate and other types of loans, which in turn are affected by the interest rates at which such financing may be offered and other factors affecting loan demand and availability of funds.

     The Company and the Bank are collectively referred to herein as "First Community."

Market Area

     First Community's primary market area consists of the communities in Alamance County, North Carolina. Alamance County is located in the Piedmont area of North Carolina east of Greensboro and west of Durham. Employment in Alamance County is diversified among manufacturing, agricultural, retail and wholesale trade, government, services and utilities. Major employers in Alamance County include LabCorp., Alamance County-Burlington Public Schools, Burlington Industries, Inc. and Glen Raven Mills. Based upon 2000 comparative data, First Community had 10.4% of the deposits in Alamance County.

Lending Activities

     General. First Community's primary source of revenue is interest and fee income from its lending activities, primarily consisting of commercial loans and mortgage loans for the purchase or refinancing of homes located in its primary market area. First Community also makes home equity line of credit loans, construction loans, and various types of consumer loans. As of December 31, 2000, only 4.17% of First Community's loan portfolio, before net items, was not secured by real estate. On December 31, 2000, First Community's largest single outstanding loan had a balance of approximately $2.3 million. In addition to interest earned on loans, First Community receives fees in connection with loan originations, loan servicing, loan modifications, late payments, loan assumptions and other miscellaneous services. First Community generally originates its fixed-rate mortgage loans with the intention that they will be sold in the secondary market. Its other loans are generally held in its portfolio.

     Loan Portfolio Composition. First Community's net loan portfolio totaled approximately $166.2 million at December 31, 2000 representing 81.2% of First Community's total assets. On that date, 53.6% of First Community's loan portfolio, before net items, was composed of home mortgage loans. Commercial, financial and agricultural loans represented 24.2% of First Community loan portfolio, before net items, and construction loans and home equity loans represented 13.1% and 4.6%, respectively, of First Community's loan portfolio, before net items, on that date. Consumer loans represented 4.5% of the loan portfolio, before net items. As of December 31, 2000, 70.8% of the loans in First Community loan portfolio, before net items, had adjustable interest rates. See Note 5 to the Financial Statements contained in the 2000 Annual Report.

     Origination and Sale of Loans. Most of the fixed interest rate home mortgage loans originated by First Community are underwritten in conformity with Federal National Mortgage Association or Federal Home Loan Mortgage Corporation underwriting standards and are sold to FHLMC or other secondary market purchasers. Loans are generally sold without recourse. First Community generally continues to service the loans it sells, which generates servicing fee income. Adjustable rate mortgage loans are generally held in First Community's portfolio.

Investment and Mortgage-Backed Securities

     Interest and dividend income from investment and mortgage-backed securities generally provides the second largest source of income to First Community after interest on loans. In addition, First Community receives interest income from deposits in other financial institutions and from federal funds sold. At December 31, 2000, First Community's investment and mortgage-backed securities portfolio totaled approximately $20.7 million, consisting primarily of U.S. government and agency securities, municipal bonds, corporate bonds and mortgage-backed securities.

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

     As a member of the Federal Home Loan Bank of Atlanta, the Bank is also required to maintain an investment in stock of the Federal Home Loan Bank of Atlanta equal to the greater of 1% of First Community outstanding home loans or 5% of its outstanding advances from the Federal Home Loan Bank of Atlanta. No ready market exists for such stock, which is carried at cost. As of December 31, 2000, the Bank's investment in stock of the Federal Home Loan Bank of Atlanta was $1.9 million.

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

     Deposits. First Community attracts both short-term and long-term deposits from businesses, governmental agencies and the general public by offering a variety of accounts and rates. First Community offers statement savings accounts, negotiable order of withdrawal accounts, money market demand accounts, non-interest-bearing accounts, and fixed interest rate certificates with varying maturities. At December 31, 2000, 80.1% of First Community's deposits consisted of certificate accounts, 10.1% consisted of statement savings accounts, 3.8% consisted of interest-bearing transaction accounts and 1.7% consisted of noninterest-bearing transaction accounts. Deposit flows are greatly influenced by economic conditions, the general level of interest rates, competition, and other factors, including the restructuring of the thrift and banking industry. First Community's deposits traditionally have been obtained primarily from its primary market area. First Community utilizes traditional marketing methods to attract new customers and deposits, including print media advertising and direct mailings. First Community does not use the services of deposit brokers.

     Borrowings. First Community's principal source of long-term borrowings is the Federal Home Loan Bank of Atlanta. The Federal Home Loan Bank system functions in a reserve credit capacity for savings institutions. As a member, the Bank is required to own capital stock in the Federal Home Loan Bank of Atlanta and is authorized to apply for advances from the Federal Home Loan Bank of Atlanta on the security of that stock and a floating lien on certain of its real estate secured loans and other assets. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution's net worth or on the Federal Home Loan Bank of Atlanta's assessment of the institution's creditworthiness. At December 31, 2000, the Bank had no outstanding borrowings.

Subsidiaries

     As a North Carolina-chartered savings bank, the Bank is able to invest up to 10% of its total assets in subsidiary service corporations. However, any investment in service corporations which would cause the Bank to exceed an investment of three percent of assets must receive prior approval of the FDIC. The Bank has one subsidiary, Community Financial Services, Inc., which is engaged in discount brokerage sales activities pursuant to an agreement with UVEST Financial Services Group, Inc. As of December 31, 2000, the Bank's investment in Community Financial Services, Inc. was less than one percent of assets.

Competition

     First Community faces strong competition both in attracting deposits and making real estate and other loans. Its most direct competition for deposits has historically come from other savings institutions, credit unions and commercial banks located in its primary market area, including large financial institutions with a statewide and nationwide presence which have greater financial and marketing resources available to them. As of December 31, 2000, there were 15 depository institutions with 45 offices in Alamance County, North Carolina. Based upon December, 2000 comparative data, the Bank had 10.4% of the deposits in Alamance County. First Community has also faced additional significant competition for investors' funds from short-term money market securities and other corporate and government securities. The ability of First Community to attract and retain savings deposits depends on its ability to provide a rate of return, liquidity and risk comparable to that offered by competing investment opportunities.

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

Employees

     As of December 31, 2000, First Community had 61 full-time employees and 9 part-time employees. Employees are not represented by any union or collective bargaining group, and First Community considers its employee relations to be good.

Taxation

     Savings institutions such as First Community are subject to the taxing provisions of the Internal Revenue Code of 1986, as amended, applicable generally to corporations, as modified by certain provisions specifically applicable to financial or thrift institutions.

     Under North Carolina law, the corporate income tax for the year 2000 is 6.9% of federal taxable income as computed under the Internal Revenue Code of 1986, as amended, subject to certain prescribed adjustments. An annual state franchise tax is imposed at a rate of 0.15% applied to the greatest of the institutions (i) capital stock, surplus and undivided profits, (ii) investment in tangible property in North Carolina or (iii) appraised valuation of property in North Carolina.

Supervision and Regulation of the Company

     The following is a summary of certain statutes and regulations applicable to the Company, but is not intended to be exhaustive and is qualified in its entirety by reference to all particular statutory or regulatory provisions. The business of bank holding companies is subject to extensive regulation and supervision under both federal and state law.

     General. The Company was organized for the purpose of acquiring and holding all of the capital stock of the Bank to be issued in the conversion. As a savings bank holding company subject to the Bank Holding Company Act of 1956, as amended, the Company is subject to certain regulations of the Federal Reserve. Under the Bank Holding Company Act, a bank holding company such as the Company, which does not qualify as a financial holding company, is prohibited from engaging in activities other than banking, managing or controlling banks or other permissible subsidiaries, furnishing services to or performing services for its subsidiaries or engaging in any other activity which the Federal Reserve determines to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. The Bank Holding Company Act also prohibits the Company from acquiring direct or indirect control of more than 5% of the outstanding voting stock or substantially all of the assets of any bank or savings bank or merging or consolidating with another bank holding company or savings bank holding company without prior approval of the Federal Reserve.

     Additionally, the Bank Holding Company Act prohibits the Company from engaging in, or acquiring ownership or control of, more than 5% of the outstanding voting stock of any company engaged in a non-banking business unless such business is determined by the Federal Reserve to be so closely related to banking as to be properly incident thereto. The Bank Holding Company Act does not place territorial restrictions on the activities of such non-banking related activities.

     Similarly, Federal Reserve approval (or, in certain cases, non-objection) must be obtained prior to any person acquiring control of the Company. Control is conclusively presumed to exist if, among other things, a person owns, controls, or has the power to vote 25% or more of any class of voting stock of the holding company or controls in any manner the election of a majority of the directors of the holding company. Control is presumed to exist if a person owns, controls, or has the power to vote more than 10% of any class of voting stock and the stock is registered under Section 12 of the Securities Exchange Act of 1934 or the acquiror will be the largest shareholder after the acquisition.

     There are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries by law and regulatory policy that are designed to minimize potential loss to the depositors of such depository institutions and FDIC insurance funds in the event the depository institution becomes in danger of default or is in default. For example, to avoid receivership of an insured depository institution subsidiary, a bank holding company is required to guarantee the compliance of any insured depository institution subsidiary that has become "undercapitalized" with the terms of any capital restoration plan filed by such subsidiary with its appropriate federal banking agency up to the lesser of (i) an amount equal to 5% of the institution's total assets at the time the institution became undercapitalized, or (ii) the amount which is necessary to bring the institution into compliance with all acceptable capital standards as of the time the institution initially fails to comply with such capital restoration plan. Under a policy of the Federal Reserve with respect to bank holding company operations, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so absent such policy. The Federal Reserve under the Bank Holding Company Act also has the authority to require a bank holding company to terminate any activity or to relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the Federal Reserve's determination that such activity or control constitutes a serious risk to the financial soundness and stability of any bank subsidiary of the bank holding company.

     In addition, the "cross-guarantee" provisions of the Federal Deposit Insurance Act, as amended, require insured depository institutions under common control to reimburse the FDIC for any loss suffered as a result of the default of a commonly controlled insured depository institution or for any assistance provided by the FDIC to a commonly controlled insured depository institution in danger of default. The FDIC may decline to enforce the cross-guarantee provisions if it determines that a waiver is in the best interest of the deposit insurance funds. The FDIC's claim for damages is superior to claims of stockholders of the insured depository institution or any affiliate but is subordinate to claims of depositors, secured creditors and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institutions.

     As a result of the Company's ownership of the Bank, the Company is registered under the savings bank holding company laws of North Carolina. Accordingly, the Company is also subject to regulation and supervision by the Administrator of the Savings Institutions Division, North Carolina Department of Commerce.

     Financial Services Modernization Legislation. The Gramm-Leach-Bliley Act (the "GLB Act") was signed into law on November 12, 1999 to remove barriers separating banking, securities and insurance firms and to make other reforms. Certain provisions of the Act were effective immediately upon signing; other provisions generally took effect between 120 days and 18 months following enactment.

     Financial Affiliations. Title I of the GLB Act facilitates affiliations among banks, securities firms and insurance companies. Financial organizations may structure new financial affiliations through a holding company structure, or a financial subsidiary (with limitations on activities and appropriate safeguards). A bank holding company may now qualify as a financial holding company and expand into a wide variety of services that are financial in nature, provided that its subsidiary depository institutions are well-managed, well-capitalized and have received a "satisfactory" rating on their last Community Reinvestment Act examination. A bank holding company which does not qualify as a financial holding company under the GLB Act is generally limited in the types of activities in which it may engage to those that the Federal Reserve Board had recognized as permissible for a bank holding company prior to the date of enactment of the GLB Act. See "Supervision and Regulation of the Company-- General," for a discussion of the traditional types of permissible activities for a bank holding company.

     National banks remain limited in the scope of activities they may exercise directly within the bank, but an eligible national bank may have a financial subsidiary that exercises many of the expanded financial services authorized for a financial holding company. A national bank cannot engage in merchant banking either directly or through a subsidiary, but a financial holding company is authorized to have an affiliate company that engages in merchant banking.

     Subject to approval by the appropriate state banking regulatory authority and upon meeting certain eligibility criteria, state banks may have financial subsidiaries that can engage in activities permitted for financial subsidiaries of national banks.

     Functional Regulation. The GLB Act designates the Federal Reserve as the overall umbrella supervisor of the new financial services holding companies.
The GLB Act adopts a system of functional regulation where the primary regulator is determined by the nature of activity rather than the type of institution. Under this principle, securities activities are regulated by the Securities Exchange Commission and other securities regulators, insurance activities by the state insurance authorities, and banking activities by the appropriate banking regulator.

     Insurance. The GLB Act reaffirms that states are the regulators for insurance activities of all persons, including acting as the functional regulator for the insurance activities of federally-chartered banks. However, states may not prevent depository institutions and their affiliates from conducting insurance activities.

     Privacy. The GLB Act imposes restrictions on the ability of financial services firms such as the Company and the Bank to share customer information with non-affiliated third parties. The GLB Act: 1) requires financial services firms to establish privacy policies and disclose them annually to customers, explaining how nonpublic personal information is shared with affiliates and third parties; 2) currently requires that regulatory agencies to have standards for sharing customer information; 3) permits customers to prohibit ("opt-out") of the disclosure of personal information to non-affiliated third parties; 4) prohibits the sharing of customer information with marketers of credit card and other account numbers; and, 5) prohibits "pretext" calling. The privacy provisions, however, do allow a community bank to share information with third parties that sell financial products, such as insurance companies or securities firms. The privacy provision became effective in November 2000, with full compliance required by July 1, 2001.

     Additional Provisions. The GLB Act reforms the Federal Home Loan Bank System to provide small banks with greater access to funds for making loans to small business and small farmers. The GLB Act obligates operators of automated teller machines to provide notices to customers regarding surcharge practices. The GLB Act provides that financial institutions with less than $250 million in assets will normally be examined for compliance with the Community Reinvestment Act only once every five years if they maintain an "outstanding" rating and once every four years they if have a "satisfactory" rating. Community Reinvestment Act agreements between financial institutions and community groups must be disclosed and reported to the public.

     Capital Adequacy Guidelines for Holding Companies. The Federal Reserve has adopted capital adequacy guidelines for bank holding companies and banks that are members of the Federal Reserve system and have consolidated assets of $150 million or more. For bank holding companies with less than $150 million in consolidated assets, the guidelines are applied on a bank-only basis unless the parent bank holding company (i) is engaged in nonbank activity involving significant leverage or (ii) has a significant amount of outstanding debt that is held by the general public.

     Bank holding companies subject to the Federal Reserve's capital adequacy guidelines are required to comply with the Federal Reserve's risk-based capital guidelines. Under these regulations, the minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) is 8%. At least half of the total capital is required to be "Tier I capital," principally consisting of common stockholders' equity, non-cumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less certain goodwill items. The remainder ("Tier II capital") may consist of a limited amount of subordinated debt, certain hybrid capital instruments and other debt securities, perpetual preferred stock, and a limited amount of the general loan loss allowance. In addition to the risk-based capital guidelines, the Federal Reserve has adopted a minimum Tier I capital (leverage) ratio, under which a bank holding company must maintain a minimum level of Tier I capital to average total consolidated assets of at least 3% in the case of a bank holding company which has the highest regulatory examination rating and is not contemplating significant growth or expansion.
All other bank holding companies are expected to maintain a Tier I capital (leverage) ratio of at least 1% to 2% above the stated minimum.

     Dividend and Repurchase Limitations. In connection with the Bank's mutual to stock conversion, the Company agreed with the FDIC that, during the first year after consummation of the conversion, neither the Company nor the Bank would pay any dividend or make any other distribution to its stockholders which represented or was characterized as, or was treated for federal tax purposes as, a return of capital. The Company also agreed to give prior notice to the FDIC if such a dividend is to be paid or distribution is to be made within three years after completion of the conversion. In addition, the Company must obtain Federal Reserve approval in order to use more than 10% of its net worth to make stock repurchases during any 12 month period unless the Company (i) both before and after the redemption satisfies capital requirements for "well capitalized" state member banks; (ii) received a one or two rating in its last examination; and (iii) is not the subject of any unresolved supervisory issues. Although the payment of dividends and repurchase of stock by the Company are subject to the requirements and limitations of North Carolina corporate law, except as set forth in this paragraph, neither the North Carolina Administrator nor the FDIC have promulgated any regulations specifically limiting the right of the Company to pay dividends and repurchase shares. However, the Company must give the FDIC prior written notice before repurchasing shares within three years after completion of the conversion. The ability of the Company to pay dividends or repurchase shares may be dependent upon the Company's receipt of dividends from the Bank. The Bank's ability to pay dividends is limited.

     Capital Maintenance Agreement. In connection with the North Carolina Administrator's approval of the Company's application to acquire control of the Bank, the Company was required to execute a capital maintenance agreement whereby it has agreed to maintain the Bank's capital in an amount sufficient to enable the Bank to satisfy all regulatory capital requirements.

     Federal Securities Laws. The Company has registered its common stock with the Securities Exchange Commission pursuant to Section 12(g) of the Securities Exchange Act of 1934, and may not deregister it for a period of three years following the completion of the Bank's conversion to stock form. As a result of such registration, the proxy and tender offer rules, insider trading reporting requirements, annual and periodic reporting and other requirements of the Securities Exchange Act of 1934, as amended, are applicable to the Company.

Supervision and Regulation of the Bank

     The following is a summary of certain statutes and regulations applicable to the Bank but is not intended to be exhaustive and is qualified in its entirety by reference to all particular statutory or regulatory provisions. The business of state savings banks is subject to extensive regulation and supervision under both federal state law.

     General. The Bank is an insured North Carolina-chartered savings bank that is a member of the Federal Home Loan Bank system. Its deposits are insured through the Savings Association Insurance Fund of the FDIC, and it is subject to supervision and examination by and the regulations and reporting requirements of the FDIC and the North Carolina Administrator, which are its primary federal and state banking regulators respectively.

     As an insured institution, the Bank is prohibited from engaging as principal in any activity, or acquiring or retaining any equity investment of a type or in an amount, that is not permitted for national banks unless (i) the FDIC determines that the activity or investment would pose no significant risk to the Savings Association Insurance Fund, and (ii) the Bank is, and continues to be, in compliance with all applicable capital standards. A savings bank generally is prohibited from investing more than 15% of its total assets in business, commercial, corporate and agricultural loans and from directly or indirectly acquiring or retaining any corporate debt security that is not of investment grade (generally referred to as "junk bonds").

     Subject to limitation by the North Carolina Administrator, North Carolina-chartered savings banks may make any loan or investment or engage in any activity which is permitted to federally chartered institutions. However, a North Carolina-chartered savings bank cannot invest more than 15% of its total assets in business, commercial, corporate and agricultural loans. In addition to such lending authority, North Carolina-chartered savings banks are authorized to invest funds, in excess of loan demand, in certain statutorily permitted investments, including but not limited to (i) obligations of the United States, or those guaranteed by it; (ii) obligations of the State of North Carolina;
(iii) bank demand or time deposits; (iv) stock or obligations of the federal deposit insurance fund or a Federal Home Loan Bank; (v) savings accounts of any savings institution as approved by the board of directors; and (vi) stock or obligations of any agency of the State of North Carolina or of the United States or of any corporation doing business in North Carolina whose principal business is to make education loans.

     In addition, the Bank is subject to various regulations promulgated by the Federal Reserve including, without limitation, Regulation B (Equal Credit Opportunity), Regulation D (Reserves), Regulation E (Electronic Fund Transfers), Regulation O (Loans to Executive Officers, Directors and Principal Shareholders), Regulation Z (Truth in Lending), Regulation CC (Availability of Funds) and Regulation DD (Truth in Savings).

     The FDIC and the North Carolina Administrator have broad powers to enforce laws and regulations applicable to the Bank. Among others, these powers include the ability to assess civil money penalties, to issue cease and desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated in response to violations of laws and regulations and the conduct of unsafe and unsound practices.

     Transactions with Affiliates. Under current federal law, transactions between the Bank and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of the Bank is any company or entity that controls, is controlled by or is under common control with the savings bank.
The Company and the Bank are affiliates of each other. Generally, Sections 23A and 23B (i) limit the extent to which the Bank or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such the Bank's capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus and (ii) require that all such transactions be on terms substantially the same, or at least as favorable, to the Bank or the subsidiary as those provided to a nonaffiliate. The term "covered transaction" includes the making of loans or other extensions of credit to an affiliate, the purchase of assets from an affiliate, the purchase of, or an investment in, the securities of an affiliate, the acceptance of securities of an affiliate as collateral for a loan or extension of credit to any person, or issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate.

     Further, current federal law has extended to savings banks the restrictions contained in Section 22(h) of the Federal Reserve Act with respect to loans to directors, executive officers and principal stockholders. Under Section 22(h), loans to directors, executive officers and stockholders who, directly or indirectly, own more than 10% of any class of voting securities of a savings bank, and certain affiliated entities of any of the foregoing, may not exceed, together with all other outstanding loans to such person and affiliated entities, the savings bank's loans-to-one borrower limit as established by federal law (as discussed below). Section 22(h) also prohibits loans above amounts prescribed by the appropriate federal banking agency to directors, executive officers or stockholders who own more than 10% of a savings bank, and their respective affiliates, unless such loan is approved in advance by a majority of the disinterested directors of the board of directors of the savings bank and the Company. Any "interested" director may not participate in the voting. The Federal Reserve has prescribed the loan amount (which includes all other outstanding loans to such person), as to which such prior board of director approval is required, as being the greater of $25,000 or 5% of unimpaired capital and unimpaired surplus (up to $500,000). Further, pursuant to
Section 22(h) the Federal Reserve requires that loans to directors, executive officers, and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons and not involve more than the normal risk of repayment or present other unfavorable features. Section 22(h) also imposes additional limits on amounts a savings bank can loan to an executive officer or director.

     FDIC Insurance Assessments. The Bank is also subject to insurance assessments imposed by the FDIC. The FDIC currently uses a risk-based assessment system that takes into account the risks attributable to different categories and concentrations of assets and liabilities for purposes of calculating deposit insurance assessments payable by insured depository institutions. The risk-based assessment system categorizes institutions as "well capitalized," "adequately capitalized" or "undercapitalized." These three categories are substantially similar to the prompt corrective action categories (see "-Prompt Corrective Action"), with the "undercapitalized" category including institutions that are "undercapitalized," "significantly undercapitalized" and "critically undercapitalized" for prompt corrective action purposes. Institutions also are assigned by the FDIC to one of three supervisory subgroups within each capital group. The particular supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution's primary federal banking regulator and information which the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance fund. An institution's insurance assessment rate then is determined based on the capital category and supervisory subgroup to which it is assigned. Under the risk-based assessment system, there are nine assessment risk classifications (i.e., combinations of capital groups and supervisory subgroups) to which different assessment rates (ranging from zero to 31 basis points) are applied. In addition, the Bank pays premiums assessed against all banks based on their deposit levels to service debt on bonds issued to recapitalize the deposit insurance funds.

     An institution's deposit insurance may be terminated by the FDIC upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC.

     Community Reinvestment Act. Under the Community Reinvestment Act as implemented by regulations of the FDIC, an insured institution has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The Community Reinvestment Act does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution's discretion to develop, consistent with the Community Reinvestment Act, the types of products and services that it believes are best suited to its particular community. The Community Reinvestment Act requires the federal banking regulators, in connection with their examinations of insured institutions, to assess the institutions' records of meeting the credit needs of their communities, using the ratings of "outstanding," "satisfactory," "needs to improve," or "substantial noncompliance," and to take that record into account in its evaluation of certain applications by those institutions. All institutions are required to make public disclosure of their Community Reinvestment Act performance ratings. The Bank received a "satisfactory" rating in its last Community Reinvestment Act examination.

     Net Worth and Capital Adequacy Requirements Applicable to the Bank. The Bank is required to comply with the capital adequacy standards established by state and federal laws and regulations. The North Carolina Administrator requires that savings banks maintain net worth not less than 5% of its total assets. Intangible assets must be deducted from net worth and assets when computing compliance with this requirement. The Bank complied with the North Carolina Administrator's net worth requirements as of December 31, 2000.

     In addition, the FDIC has promulgated risk-based capital and leverage capital guidelines for determining the adequacy of a bank's capital, and all applicable capital standards must be satisfied for the Bank to be considered in compliance with the FDIC's requirements. Under the FDIC's risk-based capital measure, the minimum ratio ("Total Risk-Based Capital Ratio") of a bank's total capital to its risk-weighted assets (including certain off-balance-sheet items, such as standby letters of credit) is 8.0%. At least half of total capital must be composed of common equity, undivided profits, minority interests in the equity accounts of consolidated subsidiaries, qualifying non-cumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less goodwill and certain other intangible assets ("Tier 1 Capital"). The remainder may consist of certain subordinated debt, certain hybrid capital instruments and other qualifying preferred stock, a limited amount of loan loss reserves, and net unrealized holding gains on equity securities ("Tier 2 Capital"). At December 31, 2000, the Bank's Total Risk-Based Capital Ratio and its ratio of Tier 1 Capital to risk-weighted assets ("Tier 1 Risk-Based Capital Ratio") were 34.49% and 33.23%, respectively, which were well above the FDIC's minimum risk-based capital guidelines.

     Under the FDIC's leverage capital measure, the minimum ratio (the "Leverage Capital Ratio") of Tier 1 Capital to total assets is 3.0% for banks that meet certain specified criteria, including having the highest regulatory rating. All other banks generally are required to maintain an additional cushion of 100 to 200 basis points above the stated minimum. The FDIC's guidelines also provide that banks experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum levels without significant reliance on intangible assets, and the FDIC has indicated that it will consider a bank's "Tangible Leverage Ratio" (deducting all intangible assets) and other indicia of capital strength in evaluating proposals for expansion or new activities. At December 31, 2000, the Bank's Leverage Capital Ratio was 18.75% which was well above the FDIC's minimum leverage capital guidelines.

     Failure to meet the FDIC's capital guidelines could subject a bank to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on the taking of brokered deposits, and certain other restrictions on its business. As described below, substantial additional restrictions can be imposed upon FDIC-insured depository institutions that fail to meet applicable capital requirements. See "- Prompt Corrective Action." The FDIC also considers interest rate risk (arising when the interest rate sensitivity of an institution's assets does not match the sensitivity of its liabilities or its off-balance-sheet position) in the evaluation of a bank's capital adequacy. Banks with excessive interest rate risk exposure may be required to maintain higher levels of capital to protect them against that exposure.

     Loans-To-One-Borrower. The Bank is subject to the North Carolina Administrator's loans-to-one-borrower limits. Under these limits, no loans and extensions of credit to any borrower outstanding at one time and not fully secured by readily marketable collateral shall exceed 15% of the net worth of the savings bank. Loans and extensions of credit fully secured by readily marketable collateral may comprise an additional 10% of net worth. These limits also authorize savings banks to make loans-to-one-borrower, for any purpose, in an amount not to exceed $500,000. A savings bank also is authorized to make loans-to-one-borrower to develop domestic residential housing units, not to exceed the lesser of $30 million or 30% of the savings bank's net worth, provided that the purchase price of each single-family dwelling in the development does not exceed $500,000 and the aggregate amount of loans made pursuant to this authority does not exceed 150% of the savings bank's net worth. These limits also authorize a savings bank to make loans-to-one-borrower to finance the sale of real property acquired in satisfaction of debts in an amount up to 50% of the savings bank's net worth.

     As of December 31, 2000, the largest aggregate amount of loans which the Bank had to any one borrower was $4.1 million. The Bank does not believe that the loans-to-one-borrower limits will have a significant impact on its business, operations and earnings.

     Limits on Rates Paid on Deposits and Brokered Deposits. Regulations promulgated by the FDIC place limitations on the ability of insured depository institutions to accept, renew or roll-over deposits by offering rates of interest which are significantly higher than the prevailing rates of interest on deposits offered by other insured depository institutions in the depository institution's normal market area. Under these regulations, "well capitalized" depository institutions may accept, renew or roll-over such deposits without restriction, "adequately capitalized" depository institutions may accept, renew or roll-over such deposits with a waiver from the FDIC (subject to certain restrictions on payments of rates) and "undercapitalized" depository institutions may not accept, renew, or roll-over such deposits. The regulations contemplate that the definitions of "well capitalized," "adequately capitalized" and "undercapitalized" will be the same as the definitions adopted by the FDIC to implement the corrective action provisions discussed below. See "-Prompt Corrective Action." As of December 31, 2000, the Bank was considered "well capitalized," and, thus, was not subject to the limitations on rates payable on its deposits.

     Only "well capitalized" depository institutions may accept, renew or roll-over brokered deposits without prior regulatory approval. "Adequately capitalized" banks and savings banks may accept, renew or roll-over brokered deposits with a waiver from the FDIC (subject to certain restrictions on payment of rates), while "undercapitalized" banks and savings banks may not accept, renew or roll-over brokered deposits. The regulations contemplate that the definitions of "well capitalized," "adequately capitalized" and "undercapitalized" are the same as the definitions adopted by the agencies to implement the prompt corrective action provisions discussed below. See "-Prompt Corrective Action."

     Federal Home Loan Bank System. The Federal Home Loan Bank system provides a central credit facility for member institutions. As a member of the Federal Home Loan Bank of Atlanta, the Bank is required to own capital stock in the Federal Home Loan Bank of Atlanta in an amount at least equal to the greater of 1% of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts and similar obligations at the end of each calendar year, or 5% of its outstanding advances (borrowings) from the Federal Home Loan Bank of Atlanta. On December 31, 2000, the Bank was in compliance with this requirement, with an investment in Federal Home Loan Bank of Atlanta of $1.9 million.

     Reserve Requirements. Pursuant to regulations of the Federal Reserve Board, all FDIC-insured depository institutions must maintain average daily reserves against their transaction accounts equal to specified percentages of the balances of such accounts. These percentages are subject to adjustment by the Federal Reserve Board. Because the Bank's reserves are required to be maintained in the form of vault cash or in a non-interest-bearing account at a Federal Reserve Bank, one effect of the reserve requirement is to reduce the amount of the Bank's interest-earning assets. At December 31, 2000, the Bank met FDIC reserve requirements.

     Restrictions on Acquisitions. Federal law generally provides that no "person," acting directly or indirectly or through or in concert with one or more other persons, may acquire "control," as that term is defined in FDIC regulations, of a state savings bank without giving at least 60 days written notice to the FDIC and providing the FDIC an opportunity to disapprove the proposed acquisition. Pursuant to regulations governing acquisitions of control, control of an insured institution is conclusively deemed to have been acquired by, among other things, the acquisition of more than 25% of any class of voting stock. In addition, control is presumed to have been acquired, subject to rebuttal, upon the acquisition of more than 10% of any class of voting stock. Such acquisitions of control may be disapproved if it is determined, among other things, that (i) the acquisition would substantially lessen competition; (ii) the financial condition of the acquiring person might jeopardize the financial stability of the savings bank or prejudice the interests of its depositors; or (iii) the competency, experience or integrity of the acquiring person or the proposed management personnel indicates that it would not be in the interest of the depositors or the public to permit the acquisitions of control by such person.

     For three years following completion of the Bank's mutual to stock conversion, North Carolina conversion regulations require the prior written approval of the Administrator before any person may directly or indirectly offer to acquire or acquire the beneficial ownership of more than 10% of any class of an equity security of the Bank. If any person were to so acquire the beneficial ownership of more than 10% of any class of any equity security without prior written approval, the securities beneficially owned in excess of 10% would not be counted as shares entitled to vote and would not be voted for counted as voting shares in connection with any matter submitted to stockholders for a vote. Approval is not required for (i) any offer with a view toward public resale made exclusively to the Bank or its underwriters or the selling group acting on its behalf; or (ii) any offer to acquire or acquisition of beneficial ownership of more than 10% of the common stock of the Bank by a corporation whose ownership is or will be substantially the same as the ownership of the Bank, provided that the offer or acquisition is made more than one year following the consummation of the conversion. The regulation provides that within one year following the conversion, the North Carolina Administrator would approve the acquisition of more than 10% of beneficial ownership only to protect the safety and soundness of the institution. During the second and third years after the conversion, the North Carolina Administrator may approve such an acquisition upon a finding that (i) the acquisition in necessary to protect the safety and soundness of the Bank or the Board of Directors of the Bank supports the acquisition and (ii) the acquiror is of good character and integrity and possesses satisfactory managerial skills, the acquiror will be a source of financial strength to the Bank and the public interests will not be adversely affected.

     Liquidity. The Bank is subject to the liquidity requirements established by the North Carolina Administrator. North Carolina law requires savings banks to maintain cash and readily marketable investments of not less that 10% of the savings bank's total assets. The computation of liquidity under North Carolina regulation allows the inclusion of mortgage-backed securities and investments which, in the judgment of the North Carolina Administrator, have a readily marketable value, including investments with maturities in excess of five years. On December 31, 2000, the Bank's liquidity ratio, calculated in accordance with North Carolina regulations, was approximately 11.6%.

     Prompt Corrective Action. Current federal law establishes a system of prompt corrective action to resolve the problems of undercapitalized institutions. Under this system, the FDIC has established five capital categories ("well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized"). The FDIC is required to take certain mandatory supervisory actions and is authorized to take other discretionary actions with respect to institutions in the three undercapitalized categories. The severity of any action taken will depend upon the capital category in which an institution is placed. Generally, subject to a narrow exception, current federal law requires the FDIC to appoint a receiver or conservator for an institution that is critically undercapitalized.

     Under the FDIC's rules implementing the prompt corrective action provisions, an insured, state-chartered savings bank that (i) has a Total Risk-Based Capital Ratio of 10.0% or greater, a Tier 1 Risk-Based Capital Ratio of 6.0% or greater, and a Leverage Capital Ratio of 5.0% or greater, and (ii) is not subject to any written agreement, order, capital directive, or prompt corrective action directive issued by the FDIC, is deemed to be "well capitalized." A savings bank with a Total Risk-Based Capital Ratio of 8.0% or greater, a Tier 1 Risk-Based Capital Ratio of 4.0% or greater, and a Leverage Capital Ratio of 4.0%" or greater, is considered to be "adequately capitalized." A savings bank that has a Total Risk-Based Capital Ratio of less than 8.0%, a Tier 1 Risk-Based Capital Ratio of less than 4.0%, or a Leverage Capital Ratio of less than 4.0%, is considered to be "undercapitalized." A bank that has a Total Risk-Based Capital Ratio of less than 6.0%, a Tier 1 Risk-Based Capital Ratio of less than 3.0%, or a Leverage Capital Ratio of less than 3.0%, is considered to be "significantly undercapitalized," and a savings bank that has a ratio of tangible equity capital to assets equal to or less than 2.0% is deemed to be "critically undercapitalized." For purposes of these rules, the term "tangible equity" includes core capital elements counted as Tier 1 Capital for purposes of the risk-based capital standards (see "- Net Worth and Capital Adequacy Requirements of the Bank"), plus the amount of outstanding cumulative perpetual preferred stock (including related surplus), minus all intangible assets (with certain exceptions). A savings bank may be deemed to be in a capitalization category lower than indicated by its actual capital position if it receives an unsatisfactory examination rating.

     A savings bank that is categorized as "undercapitalized," "significantly undercapitalized," or "critically undercapitalized," is required to submit an acceptable capital restoration plan to the FDIC. An "undercapitalized" savings bank also is generally prohibited from increasing its average total assets, making acquisitions, establishing any branches, or engaging in any new line of business, except in accordance with an accepted capital restoration plan or with the approval of the FDIC. In addition, the FDIC is given authority with respect to any "undercapitalized" savings bank to take any of the actions it is required to or may take with respect to a "significantly undercapitalized" savings bank if it determines that those actions are necessary to carry out the purpose of the law.

     At December 31, 2000, the Bank had the requisite capital levels to qualify as "well capitalized."

     Interstate Banking. The Bank Holding Company Act, as amended by the interstate banking provisions of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, permits adequately capitalized and managed bank holding companies to acquire control of the assets of banks in any state. Acquisitions are subject to antitrust provisions that cap at 10% the portion of the total deposits of insured depository institutions in the United States that a single bank holding company may control and generally cap at 30% the portion of the total deposits of insured depository institutions in a state that a single bank holding company may control. Under certain circumstances, states have the authority to increase or decrease the 30% cap, and states may set minimum age requirements of up to five years on target banks within their borders.

     Subject to certain conditions and the states' right to opt out of certain provisions, the interstate banking laws also permit interstate branching by allowing a bank in one state to merge with a bank located in a different state. Each state was allowed to accelerate the effective date for interstate mergers by adopting a law authorizing merger transactions prior to June 1, 1997, or it could "opt out" and thereby prohibit interstate branching by enacting legislation to that effect prior to that date. The interstate banking laws also permit banks to establish branches in other states by opening new branches or acquiring existing branches of other banks, provided the laws of those other states specifically permit that form of interstate branching. North Carolina has adopted statutes which, under certain conditions, authorize out-of-state bank holding companies and banks to acquire or merge with North Carolina banks and to establish or acquire branches in North Carolina.

     Restrictions on Dividends and Other Capital Distributions. A North Carolina-chartered stock savings bank may not declare or pay a cash dividend on, or repurchase any of, its capital stock if the effect of such transaction would be to reduce the net worth of the institution to an amount which is less than the minimum amount required by applicable federal and state regulations.

     In addition, a North Carolina-chartered stock savings bank, for a period of five years after its conversion from mutual to stock form, must obtain the written approval from the North Carolina Administrator before declaring or paying a cash dividend on its capital stock in an amount in excess of one-half of the greater of (i) the institution's net income for the most recent fiscal year end, or (ii) the average of the institution's net income after dividends for the most recent fiscal year end and not more than two of the immediately preceding fiscal year ends, if applicable.

     Also, without prior written approval of the North Carolina Administrator, a North Carolina-chartered stock savings bank, for a period of five years after its conversion from mutual to stock form, may not repurchase any of its capital stock. The North Carolina Administrator will give approval to repurchase only upon a showing that the proposed repurchase will not adversely affect the safety and soundness of the institution. Under FDIC regulations, stock repurchases may be made by the Bank only after receipt of FDIC approval.

     In addition, the Bank is not permitted to declare or pay a cash dividend or repurchase any of its capital stock if the effect thereof would be to cause its net worth to be reduced below the amount required for the liquidation account established in connection with the Bank's mutual to stock conversion.

     In connection with its mutual to stock conversion, the Bank agreed with the FDIC that, during the first year after the conversion, neither the Company nor the Bank would pay any dividend or make any other distribution to stockholders which represented, was characterized as, or was treated for federal tax purposes as, a return of capital. In addition, the Bank must give the FDIC prior written notice prior to paying such a dividend, making such a distribution or repurchasing shares within three years after completing the conversion.

     Other Federal and North Carolina Regulations. The federal banking agencies, including the FDIC, have developed joint regulations requiring disclosure of contingent assets and liabilities and, to the extent feasible and practicable, supplemental disclosure of the estimated fair market value of assets and liabilities. Additional joint regulations require annual examinations of all insured depository institutions by the appropriate federal banking agency, with some exceptions for small, well-capitalized institutions and state-chartered institutions examined by state regulators, and establish operational and managerial, asset quality, earnings and stock valuation standards for insured depository institutions, as well as compensation standards when such compensation would endanger the insured depository institution or would constitute an unsafe practice.

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

     North Carolina law provides a procedure by which savings institutions may consolidate or merge, subject to approval of the North Carolina Administrator. The approval is conditioned upon findings by the North Carolina Administrator that, among other things, such merger or consolidation will promote the best interests of the members or stockholders of the merging institutions. North Carolina law also provides for simultaneous mergers and conversions and for supervisory mergers conducted by the North Carolina Administrator.

     Future Requirements. Statutes and regulations which contain wide-ranging proposals for altering the structures, regulations and competitive relationships of financial institutions are introduced regularly. Neither the Company nor the Bank can predict whether or in what form any proposed statute or regulation will be adopted or the extent to which the business of the Company and the Bank may be affected by such statute or regulation.

ITEM 2.   PROPERTIES

     The following table sets forth the location of the Bank's offices, as well as certain other information relating to its offices as of December 31, 2000.

                   Address                  Function          Type         Net Book Value
          -----------------------       ---------------     --------       --------------
          708 South Church Street                           land           $   75,488
          Burlington, NC 27215          Main Branch         building       $  594,933

          166 Huffman Mill Road                             land           $   48,676
          Burlington, NC 27215          Branch              building       $  258,755

          257 South Graham-                                 land           $   50,279
          Hopedale Road                 Branch              building       $  121,243
          Burlington, NC 27215

          227 South Main Street                             land           $   95,347
          Graham, NC 27253              Branch              building       $  178,269

          221 South Main Street                             land           $   50,000
          Graham, NC 27253              Office Building     building       $  224,175

          706 South Church Street       Mortgage Loan       land           $   89,386
          Burlington, NC 27215          Office              building       $    -0-

          500 South Main Street         Financial           leasehold
          Burlington, NC 27215          Administration      improvements   $    2,404

          3132 Commerce Place           Credit              leasehold
          Burlington, NC 27215          Administration      improvements   $    4,401

          Vacant Lot at 1729
          Westbrook Avenue,
          Burlington, NC 27244          N/A                 land           $1,452,860

     All of the real properties are owned by First Community except the facilities at 500 South Main Street and 3132 Commerce Place in Burlington, North Carolina, which house First Community accounting and operations activities and credit administration activities and are leased pursuant to leases which expire in March, 2002 and July 2001, respectively.

     The total net book value of First Community's furniture, fixtures and equipment at December 31, 2000 was $1.1 million.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of the Company's stockholders during the quarter ended December 31, 2000.


                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     See the information under the section captioned "Common Stock Information" on page 45 of the 2000 Annual Report, which section is incorporated herein by reference. See "ITEM 1. Description of Business- Supervision and Regulation of the Bank - Restrictions on Dividends and Other Capital Distributions" above for regulatory restrictions which limit the ability of the Bank to pay dividends to First Community.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS

     See the information set forth under ITEM 1 above and the information set forth under the section captioned "Management's Discussion and Analysis" on pages 3 through 19 of the 2000 Annual Report, which section is incorporated herein by reference.

ITEM 7.   FINANCIAL STATEMENTS

     The consolidated financial statements of First Community are set forth on pages 20 through 43 in the 2000 Annual Report, and are incorporated by reference herein.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH 16(a) OF THE EXCHANGE ACT

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers and directors, and persons who own more than ten percent of the Company's common stock, to file reports of ownership and changes in ownership with the Securities Exchange Commission. Executive officers, directors and greater than ten percent beneficial owners are required by Securities Exchange Commission regulations to furnish the Company with copies of all Section 16(a) forms they file.

     Based solely on a review of the copies of such forms furnished to First Community and written representations from First Community's executive officers and directors, First Community believes that during the fiscal year ended December 31, 2000, all of its executive officers and directors complied with all applicable Section 16(a) filing requirements.

ITEM 10.  EXECUTIVE COMPENSATION

     The information required by this Item is set forth under the captions "Directors' Compensation," "Directors' Retirement Plan" and "Executive Compensation," on pages 9 through 17 of the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on April 24, 2001 (the "Proxy Statement"), and is incorporated herein by reference.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is set forth under the section captioned "Security Ownership of Certain Beneficial Owners" on pages 3 through 5 of the Proxy Statement, and is incorporated herein by reference.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is set forth under the section captioned "Certain Relationships and Transactions of Management" on pages 17 and 18 of the Proxy Statement, and is incorporated herein by reference.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

13(a)     Exhibits

          Exhibit (3)(i)      Certificate of Incorporation, incorporated herein
                              by reference to Exhibit (3.1) to the Registration
                              Statement on Form SB-2, Registration No. 33-70981, which was filed with the Commission pursuant to the Securities Act of 1933, as amended (the
                              "Securities Act") on January 22, 1999.

          Exhibit (3)(ii)     Company's Amended Bylaws

          Exhibit (4)         Specimen Stock Certificate, incorporated herein by
                              reference to Exhibit (4.1) in Pre-Effective
                              Amendment No. 2 to the Company's Registration
                              Statement on Form SB-2, Registration No. 33-70981, which was filed with the Commission pursuant to the Securities Act on April 19, 1999.

          Exhibit (10)(i)     Employment Agreement between the Company, the
                              Bank, and William G. Gilliam dated June 21, 1999 incorporated herein by reference to Exhibit 10 (i) of the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999 filed on March 30, 2000.

          Exhibit (10)(ii)    Capital Maintenance Agreement between the Company,
                              the Bank dated June 21, 1999 incorporated herein by reference to Exhibit 10 (ii) of the Company's
                              Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999 filed on March 30, 2000.

          Exhibit (10)(iii)   Special Termination Agreement between the Company
                              and Larry W. Hall dated June 21, 1999 incorporated herein by reference to Exhibit 10 (iii) of the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999 filed on March
                              30, 2000.

          Exhibit (10)(iv)    Special Termination Agreement between the Company
                              and Christopher B. Redcay dated June 21, 1999
                              incorporated herein by reference to Exhibit 10
                              (iv) of the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999 filed on March 30, 2000.

          Exhibit (10)(v)     Special Termination Agreement between the Company
                              and Judy L. Pennington dated June 21, 1999 incorporated herein by reference to Exhibit 10 (v) of the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999 filed on March 30, 2000.

          Exhibit (10)(vi)    Special Termination Agreement between the Company
                              and Joseph C. Canada dated June 21, 1999
                              incorporated herein by reference to Exhibit 10
                              (vi) of the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999 filed on March 30, 2000.

          Exhibit (11)        Statement Regarding Computation of Per Share
                              Earnings incorporated by reference to Note 21 of the Notes to Consolidated Financial Statements included in the portions of the 2000 Annual Report to Stockholders attached hereto as Exhibit 13.

          Exhibit (13)        Portions of Annual Report to Stockholders

          Exhibit (23)        Consent of PricewaterhouseCoopers LLP

13(b) The Company filed a report on Form 8-K on October 17, 2000 related to its stock repurchase program.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   FIRST COMMUNITY FINANCIAL CORPORATION


Date:  March 22, 2001              By:  /s/ W. R. Gilliam
                                        ---------------------------------------
                                        W.R. Gilliam
                                        President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature                                        Title                          Date
---------                                        -----                          ----
/s/ W. R. Gilliam                  President of the Company, Chairman      March 22, 2001
-------------------------------
W. R. Gilliam                      of the Board of Directors and
                                   Chief Executive Officer of Bank

/s/ Christopher B. Redcay          Senior Vice President, Treasurer        March 22, 2001
-------------------------------
Christopher B. Redcay              Chief Financial Officer

/s/ Jimmy L. Byrd                  Director                                March 22, 2001
-------------------------------
Jimmy L. Byrd

/s/ Julian P. Griffin              Director                                March 22, 2001
-------------------------------
Julian P. Griffin

/s/ Edgar L. Hartgrove             Director                                March 22, 2001
-------------------------------
Edgar L. Hartgrove

/s/ William C. Ingold              Director                                March 22, 2001
-------------------------------
William C. Ingold

/s/ Charles A. LeGrand             Director                                March 22, 2001
-------------------------------
Charles A. LeGrand

/s/ James D. Moser, Jr.            Director                                March 22, 2001
-------------------------------
James D. Moser, Jr.

/s/ W. Joseph Rich                 Director                                March 22, 2001
-------------------------------
W. Joseph Rich

/s/ Alfred J. Spitzner             Director                                March 22, 2001
-------------------------------
Alfred J. Spitzner

/s/ Herbert N. Wellons             Director                                March 22, 2001
-------------------------------
Herbert N. Wellons

                               INDEX TO EXHIBITS

Exhibit No.         Description
-----------         -----------

Exhibit (3)(i)      Certificate of Incorporation, incorporated herein by
                    reference to Exhibit (3.1) to the Registration Statement on Form SB-2, Registration No. 33-70981, which was filed with the Commission pursuant to the Securities Act of 1933, as amended (the "Securities Act") on January 22, 1999.

Exhibit (3)(ii)     Company's Amended Bylaws

Exhibit (4)         Specimen Stock Certificate, incorporated herein by reference to Exhibit (4.1) in Pre-Effective Amendment No. 2 to the
                    Company's Registration Statement on Form SB-2, Registration
                    No. 33-70981, which was filed with the Commission pursuant to the Securities Act on April 19, 1999.

Exhibit (10)(i)     Employment Agreement between the Company, the Bank, and
                    William G. Gilliam dated June 21, 1999 incorporated herein by reference to Exhibit 10 (i) of the Company's Annual
                    Report on Form 10-KSB for the fiscal year ended December 31, 1999 filed on March 30, 2000.

Exhibit (10)(ii)    Capital Maintenance Agreement between the Company, the Bank dated June 21, 1999 incorporated herein by reference to
                    Exhibit 10 (ii) of the Company's Annual Report on Form 10-
                    KSB for the fiscal year ended December 31, 1999 filed on March 30, 2000.

Exhibit (10)(iii)   Special Termination Agreement between the Company and Larry
                    W. Hall dated June 21, 1999 incorporated herein by reference to Exhibit 10 (iii) of the Company's Annual Report on Form
                    10-KSB for the fiscal year ended December 31, 1999 filed on March 30, 2000.

Exhibit (10)(iv)    Special Termination Agreement between the Company and
                    Christopher B. Redcay dated June 21, 1999 incorporated herein by reference to Exhibit 10 (iv) of the Company's
                    Annual Report on Form 10-KSB for the fiscal year ended
                    December 31, 1999 filed on March 30, 2000.

Exhibit (10)(v)     Special Termination Agreement between the Company and Judy
                    L. Pennington dated June 21, 1999 incorporated herein by reference to Exhibit 10 (v) of the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999 filed on March 30, 2000.

Exhibit (10)(vi)    Special Termination Agreement between the Company and Joseph
                    C. Canada dated June 21, 1999 incorporated herein by reference to Exhibit 10 (vi) of the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999 filed on March 30, 2000.

Exhibit (11)        Statement Regarding Computation of Per Share Earnings
                    incorporated by reference to Note 21 of the Notes to Consolidated Financial Statements included in the portions of the 2000 Annual Report to Stockholders attached hereto
                    Exhibit 13.

Exhibit (13)        Portions of Annual Report to Stockholders

Exhibit (23)        Consent of PricewaterhouseCoopers LLP