Form 10QSB
period 2001-03-31
FIRST COMMUNITY FINANCIAL CORP /NC/
filed 2001-05-14
CIK 1076657

                       Securities and Exchange Commission

                             Washington, D.C. 20549



                                  Form 10 - QSB



QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT
               0F 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2001



Commission file number:    000-26117



                      FIRST COMMUNITY FINANCIAL CORPORATION

--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



         NORTH CAROLINA                                  56-2119954

---------------------------------        ---------------------------------------
  (State or other jurisdiction           (I.R.S. Employer Identification Number)
of incorporation or organization)





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



1,608,883 common shares, no par value, were outstanding as of May 8, 2001.

                      FIRST COMMUNITY FINANCIAL CORPORATION

                                 AND SUBSIDIARY



                                      INDEX

                                                                           Page

                                                                          Number
PART I    FINANCIAL INFORMATION



Item 1    Financial Statements



          Condensed Consolidated Balance Sheets                             1

          March 31, 2001 and December 31, 2000



          Condensed Consolidated Statements of Income                       2

          Three months ended March 31, 2001 and 2000



          Condensed Consolidated Statements of Comprehensive Income         3

          Three months ended March 31, 2001 and 2000



          Condensed Consolidated Statements of Cash Flow                    4

          Three months ended March 31, 2001 and 2000



          Notes to Condensed Consolidated Financial Statements            5 - 6



Item 2    Management's Discussion and Analysis of Financial Condition    7 - 12

          and Results of Operations



PART II   OTHER INFORMATION



Item 1    Legal Proceedings                                                13



Item 2    Changes in Securities and Use of Proceeds                        13



Item 3    Defaults Upon Senior Securities                                  13



Item 4    Submission to Matters to a vote of Security Holders              13



Item 5    Other Information                                                13



Item 6    Exhibits and Reports on Form 8-K                                 13

PART I. FINANCIAL INFORMATION



Item 1. Financial Statements





First Community Financial Corporation

Condensed Consolidated Balance Sheets

(dollars in thousands)

                                                                              March 31, 2001    December 31, 2000

                                                                              --------------    -----------------


                                          Assets

Cash and cash equivalents                                                         $4,799              $5,379



Investment Securities:

  Available for sale                                                               9,490              11,924

Mortgaged-backed securities

  Available for sale                                                              14,439               8,728



FHLB, at cost which approximates market                                            1,925               1,925



Loans receivable held for sale                                                     3,135



Loans receivable held for investment, net                                        163,935             166,180



Premisies and equipment                                                            4,317               4,355

Deferred income taxes                                                              2,335               2,429

Other assets                                                                       3,908               3,785

                                                                                --------            --------

                                        Total assets                            $208,283            $204,705

                                                                                ========            ========





                            Liabilities and Shareholders' Equity

Deposits:

    Noninterest-bearing demand                                                    $2,402              $2,482

    Interest-bearing demand                                                       13,511              13,825

    Savings                                                                       14,547              14,952

    Certificates of deposits, $100,000 and over                                   26,801              23,509

    Other time deposits                                                           97,563             102,554

                                                                                --------            --------

                                       Total deposits                            154,824             157,322

                                                                                --------            --------



Borrowed money                                                                     5,000                   0

Other liabilities                                                                  4,704               3,945

                                                                                --------            --------

                                     Total liabilities                           164,528             161,267

                                                                                --------            --------



Shareholders' equity:

    Preferred stock, no par value, 5,000,000 shares authorized;

       no shares issued or outstanding

    Common stock, no par value, 20,000,000 shares authorized;

        1,608,083 shares issued and outstanding at March 31,2001 and
        December 31, 2000
                                                        22,434              22,428
    Unearned ESOP shares, 132,682 shares at March 31, 2001 and
        135,187 shares at December 31, 2000
                                      (1,990)             (2,028)
    Deferred stock award - MRP                                                      (812)               (851)

    Retained earnings, substantially restricted                                   24,172              24,142

    Accumulated other comprehensive income (loss), net                               (49)               (253)

                                                                                --------            --------

                                 Total shareholders' equity                       43,755              43,438

                                                                                --------            --------

                         Total liabilities and shareholders' equity             $208,283            $204,705

                                                                                ========            ========




See accompanying notes to condensed consolidated financial statements

Item 1. Continued





First Community Financial Corporation

Condensed Consolidated Statements of Income

(dollars in thousands)

                                                                                Three Months Ended March 31,

                                                                                -----------------------------

                                                                                     2001               2000

                                                                                -------------- --------------


Interest income:

   Interest and fees on loans                                                      $3,460              $3,098

   Interest and dividends on investments                                              388               1,115

                                                                                ---------           ---------

                       Total interest income                                        3,848               4,213





Interest expense:

   Interest on deposits                                                             2,054               1,681

   Interest on borrowed money                                                          13                 521

                                                                                ---------           ---------

                       Total interest expense                                       2,067               2,202

                                                                                ---------           ---------

Net interest income before provision for loan losses                                1,781               2,011

Provision for loan losses                                                             105                  95

                                                                                ---------           ---------

                        Net interest income                                         1,676               1,916

                                                                                ---------           ---------



Other income:

                    Total other operating income                                      145                 186



General and administrative expenses:

    Compensation and fringe benefits                                                  865                 811

    Occupancy                                                                          83                  56

    Furniture and fixtures                                                            107                  92

    Advertising                                                                        12                  43

    Data processing                                                                    94                  44

    Other                                                                             349                 285

                                                                                ---------           ---------

             Total general and administrative expenses                              1,510               1,331

                                                                                ---------           ---------



Income before income taxes                                                            311                 771



Income taxes                                                                          120                 242

                                                                                ---------           ---------



Net income                                                                         $  191              $  529

                                                                                =========           =========



            PER SHARE DATA

                                           Earnings per share, basic                $0.13               $0.30

                                        Earnings per shared, diluted                $0.13               $0.30

                          Weighted average shares outstanding, basic            1,425,851           1,736,454

                        Weighted average shares outstanding, diluted            1,437,783           1,736,454






See accompanying notes to condensed consolidated financial statements

Item 1. Continued


First Community Financial Corporation

Condensed Consolidated Statements of Comprehensive Income

(dollars in thousands)

                                                                                 Three Months Ended March 31,

                                                                                ------------------------------

                                                                                   2001                2000

                                                                                ---------           ----------


Net income                                                                           $191                $529

                                                                                ---------           ---------



Unrealized gain (loss) on available for sale securities                               311                  29



Reclassification of net (gains) losses recognized in net income                        (1)                 23



Income taxes relating to unrealized gain on available                                (106)                (18)

 for sale securities                                                            ---------           ---------



Other comprehensive income (loss)                                                     204                  34

                                                                                ---------           ---------

Comprehensive income                                                                 $395                $563

                                                                                =========           =========




See accompanying notes to condensed consolidated financial statements

Item 1. Continued


First Community Financial Corporation

Condensed Consolidated Statements of Cash Flows

(dollars in thousands)

                                                                                                          Three months ended

                                                                                                                March 31,

                                                                                                        2001                2000

                                                                                                        ----                ----


Cash flows from operating activities:

  Net income                                                                                            $191                $529

  Adjustments to reconcile net income to net cash provided by operating activities

     Provision for loan losses                                                                           105                  95

     Depreciation                                                                                        108                  25

     ESOP Contribution                                                                                    37                  37

     MRP Contribution                                                                                     38

     Loss (gain) on sale of securities                                                                    (1)                 23

     Gain on sale of assets                                                                                0                 (53)

     Accretion of discounts on securities, net                                                            (9)                (10)

     Provision for deferred income taxes                                                                  23                 (84)

     Originations of loans held for sale                                                              (3,418)               (467)

     Proceeds from sale of loans held for sale                                                           284                 302

     Net loss (gains) on sale of loans                                                                     1

     Other operating activities                                                                          576                (517)

                                                                                                      ------              ------

     Net cash provided by operating activities                                                        (2,065)               (120)

                                                                                                      ------              ------



Investing activities:

  Purchases of investment securities available for sale                                               (9,682)             (1,526)

  Proceeds from sales of securities and mortgagebacked securities available for sale                   6,174               8,094

  Proceeds from maturities of securities available for sale                                                                1,474

  Proceeds from principal repayment of mortgagebacked securities available for sale                      551                 371

  Net increase in loans held for investment                                                            2,172             (10,413)

  Proceeds from sale of premises and equipment                                                                                66

  Purchases of premises and equipment                                                                    (71)

                                                                                                      ------              ------

                              Net cash used in investing activities                                     (856)             (1,934)

                                                                                                      ------              ------

Financing activities:

  Net increase (decrease) in deposit accounts                                                         (2,498)              3,002

  Repurchase of common stock                                                                                                (643)

  Payment of dividends on common stock                                                                  (161)               (282)

  Proceeds (repayments) of FHLB borrowings, net of proceeds                                            5,000                (500)

                                                                                                      ------              ------

                            Net cash provided by financing activities                                  2,341               1,577

                                                                                                      ------              ------



Increase (decrease) in cash and cash equivalents                                                        (580)               (477)



Cash and cash equivalents, beginning of period                                                         5,379               6,583

                                                                                                      ------              ------

Cash and cash equivalents, end of  period                                                             $4,799              $6,106

                                                                                                      ======              ======


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

     Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.



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



3.   Analysis of Allowance for Loan Loss





                                                    Three months ended March 31,

                                                    ----------------------------

                                                        2001            2000

                                                    -----------      -----------

                                                           (in thousands)


     Beginning balance                                $2,353           $1,839



     Provision for loan loss                            $105              $95



     Net (charge-offs) recoveries                        (35)              13



     Balance, end of period                           $2,423           $1,947



     Ratio of net charge-offs to average loans

       outstanding                                      0.02%           -0.01%



     Ratio of allowance to total loans outstanding      1.43%            1.19%

       at end of period



     Ratio of allowance to total nonperforming        122.68%          127.01%

       assets at end of period


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

     Diluted net income (loss) per share of common stock is computed by dividing net income (loss) by the weighted average number of common shares and common stock equivalents outstanding during the period. For loss periods,

     diluted net loss per share is the same as basic net loss per share. The inclusion of common stock equivalents in loss periods would be anti dilutive. For the three month period ended March 31, 2001, the weighted average number of shares outstanding was 1,425,851. The effect, if any, on diluted earnings per share of future periods of the stock awards described in note 5 will be computed under the treasury stock method.



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

     75,232 shares from the public for an aggregate amount of $1,297,752. The results for the three months ended March 31, 2001 included expense of

     $36,424 related to their award.

PART 1. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results

of Operations



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



Financial Condition At March 31, 2001

Compared to December 31, 2000



Total assets increased 1.7% to $208.3 million at March 31, 2001, compared to

$204.7 million at December 31, 2000. The increase in assets was principally a result of a $3.1 million dollar increase in loans held for sale and a $3.3 million increase in debt securities, offset by a $2.2 million decrease in loans held for investment, net of reserves.



At March 31, 2001, approximately 57.2% of the Community Savings' gross loan portfolio held for investment consisted of loans secured by one- to- four family residential properties. At December 31, 2000, 58.1% of gross loans were secured by 1-4 family residential properties. Loan production continued to emphasize commercial and consumer credits in an effort to diversify the loan portfolio and reduce the reliance on single family 1-4 residential loans. Commercial loans have increased 0.5% or $204 thousand since December 31, 2000 and the construction loan portfolio has increased 1.9% or $417 thousand since December

31, 2000.



Securities increased 15.9% at March 31, 2001 to $23.9 million compared to the

December 31, 2000 balance of $20.7 million.

Deposits decreased to $154.8 million at March 31, 2001 from $157.3 million at December 31, 2000, a decrease of 1.6%. Local deposit competition is very strong causing upward pressure on deposit interest rates.



The balance of borrowed funds, collateralized through an agreement with the

Federal Home Loan Bank ("FHLB"), was $5 million at March 31, 2001. There were no borrowings with the FHLB at December 31, 2000. The borrowings facilitate a match funded securities transaction.



Asset Quality



First Community's non-performing assets (loans 90 days or more delinquent and foreclosed real estate and repossessed assets) were $2 million, or 0.95% of total assets, at March 31, 2001, compared to $2.4 million, or 1.16% of total assets, at December 31, 2000. Loans previously charged-off against the allowance for loan losses, net of recoveries for the three-month period ended March 31,

2001, totaled $35 thousand or .02% of average loans outstanding.



Management performs a four-step procedure in determining the appropriate level for the allowance for loan losses. First, at the end of each quarter, loan department personnel perform a review of the bank's loan portfolio. Individual loans are assigned an internal classification designation of unclassified,

substandard, doubtful, or loss based on historical performance and specific circumstances known to the Bank regarding the financial situation of the customer. Next, impaired loans are identified and a determination is made as to the necessity of creating a specific allowance.  Any impairment allowance is based on the expected cash flows and the collateral available. There was one impaired loan totaling $477 thousand at March 31, 2001. A specific impairment allowance was established in the amount of $400 thousand. Next, the substandard and doubtful classifications are analyzed and a risk percentage is determined considering each type of loan and the severity of any probable loss. All loans categorized as "loss" are fully reserved. The final procedure is to assign risk percentages to unclassified loans based on historical and industry information regarding probable, yet unidentifiable, losses inherent in the portfolio.

Industry factors are adjusted to reflect Bank circumstances. Since First

Community is entering new lines of business with little past experience to draw on in the areas of commercial, construction and consumer lending, an entry period of higher than industry norm loss is reflected in the risk percentages assigned these loan categories.



In the opinion of management, the specific reserve of $400 thousand and the general allowance for loan losses of $2.0 million at March 31, 2001 were adequate to cover probable losses.

Results of Operation for the three month periods ended March 31, 2001 and 2000

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



NET INCOME



Net income of $191 thousand was recorded for the three-month period ended March

31, 2001, compared to net income of $529 thousand for the three-month period ended March 31, 2000, a decrease of $338 thousand or 63.9%. The decrease in net income is primarily due to a 12.5% decrease in net interest income after the provision for loan losses or $240 thousand, and general and administrative expense increase of 13.4% or $179 thousand.  General and administrative increases reflect a 6.7% or $54 thousand increase in compensation and fringe benefits, $50 thousand or 113.6% increase in data processing expense and $64 thousand or 22.4% increase in other expense.



INTEREST INCOME



Interest income decreased 8.7% or $365 thousand for the three months ended March 31, 2001 to $3.8 million compared to $4.2 million for the three months ended

March 31, 2000. The decrease in interest income is two fold. Interest and fees on loans increased 11.7% or $362 thousand reflecting managements continued

emphasis on developing commercial, construction and consumer lending.  Interest and dividends on investments decreased 65.2% or $727 thousand, resulting from the dissolution of a $25 million structured, match funded investment transaction during the forth quarter of 2000.



The average balance of total interest-earning assets decreased 13.2% or $29.4 million for the three months ended March 31, 2001 compared to average balances at March 31, 2000, resulting primarily from a $40 million decrease in investment average balances and a $8.7 million increase in net loan average balances. The average annualized yield on total average interest-earning assets increased 40 basis points from the 2000 three month period, reflecting an increase in annualized loan yields of 44 basis points offset by a decrease in the annualized yield on investments of 80 basis points.



INTEREST EXPENSE



Interest expense decreased 6.1% or $135 thousand to $2.1 million for the three months ended March 31, 2001 compared to $2.2 million for the three months ended

March 31, 2000. The decrease in interest expense was a result of $373 thousand,

or 22.2% increase in interest expense on deposits reflecting the competitiveness of the local deposit market. A $508 thousand, or 97.5% decrease in interest expense on FHLB borrowing reflects the dissolution of a $25 million structured,

match funded leveraged bond transaction during the fourth quarter of 2000. The average balance on outstanding FHLB borrowings decreased from $34.3 million for the three months ended March 31, 2000 to $1 million for the three months ended March 31, 2001.



The average balance of total interest-bearing liabilities decreased 14.7% or

$26.5 million for the three months ended March 31, 2001 compared to average balances for the three months ended March 31, 2000, resulting primarily from

Federal Home Loan Bank (FHLB) borrowings to facilitate the dissolution of the previously mentioned leveraged bond transaction. The average annualized cost on total average interest-bearing liabilities increased 48 basis points from the

2000 three month period, resulting from an increase in the annualized rate on

Certificates of Deposit of 88 basis points and a decrease in annualized borrowing costs of 88 basis points.



NET INTEREST INCOME



Net interest income before the provision for loan losses, for the three-month period ended March 31, 2001, decreased 11.4% or $230 thousand to $1.8 million compared to $2 million for the three-month period ended March 31,2000. The change in net interest income was due to a $365 thousand decrease in the net rate/volume change on interest-earning assets and a $135 thousand decrease in the net rate/volume change on interest-bearing liabilities.



Comparable spreads and net interest margins were as follows:



                   Annualized Yield     Annualized Yield

                      on Interest         on Interest       Annualized   Annualized

                    Earning Assets    Bearing Liabilities     Spread       Margin

                   -----------------  --------------------  -----------  -----------


Three Months

  Ended

  March 31, 2001         7.96%              5.36%              2.60%        3.68%



Three Months

  Ended

  March 31, 2000         7.56%              4.88%              2.68%        3.60%




PROVISION FOR LOAN LOSSES



A provision of $105 thousand was added to the allowance for loan losses,

increasing the period end balance to $2.4 million or 1.43% of outstanding loans. A provision of $95 thousand was added to the allowance for loan losses for the three-month period ending March 31, 2000. The increase to the allowance reflects the significant change in the loan portfolio composition.

NON-INTEREST INCOME

Non-interest income decreased $41 thousand or 22% to $145 thousand for the three-month period ended March 31, 2001 compared to $186 thousand for the three-month period ended March 31, 2000. Non-interest income excluding one-time gains and losses on the sale of securities and other assets increased 2.4% or
$4
thousand for the period ending March 31, 2001 compared to the three-month period ended March 31, 2000. Although management is encouraged by the increase in recurring non-interest income, continued emphasis will be placed on improving non-interest income revenue.



NON-INTEREST EXPENSE



Non-interest expense increased 6.7% or $179 thousand to $1.5 million for the three months ended March 31, 2001 compared to $1.3 million for the three-month period ended March 31,2000. The increase in non-interest expense is due primarily to a 6.6% or $54 thousand increase in compensation and fringe benefits expense, a $50 thousand or 113.6% increase in data processing expense related to computer conversion expenses and $64 thousand increase or 13.5% in all other expenses.



INCOME TAXES



The income tax provision for the three month period ended March 31, 2001 was

$120 thousand compared to $242 thousand for the three months ended March 31,

2000, an decrease of $122 thousand from the prior year period. The decrease in the tax provision was the result of decreases in earnings before income taxes.

The effective tax rates for the respective 2001 and 2000 periods were 38.6% and

31.3%.



LIQUIDITY



The Company's policy is to maintain sufficient liquidity to meet continuing loan demand and withdrawal requirements while paying normal operating expenses and satisfying regulatory liquidity guidelines.  Maturing securities, principal repayments of loans and securities, deposits, income from operations and borrowings are the main sources of liquidity. Short-term investments (overnight investments with the Federal Home Loan Bank and Federal Funds Sold) and short-

term borrowings (Federal Home Loan Bank advances, Repurchase Agreements and

Federal Funds Purchased) are the Bank's primary cash management liquidity tools. The investment portfolio provides secondary liquidity.



At March 31, 2001, the estimated market value of liquid assets (cash, cash equivalents, and marketable securities) was approximately $32 million,

representing 20% of deposits and borrowed funds. As Community Savings continues to grow its loan portfolio, liquidity will continue to be leveraged.

The primary uses of liquidity are to fund loans, provide for deposit fluctuations and invest in other non-loan earning assets when excess liquidity is available.  At March 31, 2001, outstanding off-balance sheet commitments to extend credit in the form of loan originations totaled $9.5 million. Available lines of credit totaled $15.8 million.  Management considers current liquidity levels adequate to meet the Company's cash flow requirements.



CAPITAL



Shareholders' equity at March 31, 2001 was $43.8 million, an increase of $317 thousand or 0.7% from $43.4 million at December 31, 2000 and a decrease of $3.2 million or 6.8% from $46.9 million at March 31, 2000. The decrease from March

31, 2000 is the result of repurchasing 232,000 shares of common stock between the months of April 2000 through October 2000. The average price per common share repurchased was $18.45. Included in shareholder's equity at March 31, 2001 was $49 thousand, net of tax, of accumulated other comprehensive loss related to unrealized losses on securities available for sale compared to $253 thousand of accumulated other comprehensive loss related to unrealized losses on securities available for sale at December 31, 2000.



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

25.54%.



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

Recent Events
None



Recent Accounting Developments

In April 2000, the Financial Accounting Standards Board issued FFASB

Interpretation No. 44 ("FIN44") which clarifies the application of Accounting

Principles Board Opinion 25 for certain transactions. The interpretation addresses many issues related to granting or modifying stock options including changes in accounting for modifications of awards (increased like, reduction of exercise price, etc.) It was effective July 1, 2000 but certain conclusions cover specific events that occurred after either December 15, 1998 or January

12, 2000. The effects of applying the interpretations are to be recognized on a prospective basis from July 1, 2000. FIN 44 is not expected to have a material impact on the Company.



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



       First Community Financial Corporation

       -------------------------------------

                   Registrant











       Date        May 11, 2001                     /s/ Christopher B. Redcay

                   --------------------        ---------------------------------
                                                      Christopher B. Redcay

                                               Sr. Vice President, Treasurer and
                                                     Chief Financial Officer