Form 10QSB
period 2001-06-30
FIRST COMMUNITY FINANCIAL CORP /NC/
filed 2001-08-09
CIK 1076657

                      Securities and Exchange Commission
                            Washington, D.C. 20549

                                 Form 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT
        0F 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2001

Commission file number:    000-26117

                     FIRST COMMUNITY FINANCIAL CORPORATION
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

       NORTH CAROLINA                                           56-2119954
-------------------------------                           ----------------------
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

           Yes      X                        No _____________
               ------------

1,614,883  common shares, no par value, were outstanding as of July 25, 2001.

                     FIRST COMMUNITY FINANCIAL CORPORATION
                                AND SUBSIDIARY

                                     INDEX

                                                                                         Page
PART I     FINANCIAL INFORMATION                                                        Number
Item 1     Financial Statements

           Condensed Consolidated Balance Sheets                                          1
           June 30, 2001 and December 31, 2000

           Condensed Consolidated Statements of Income                                    2
           Three and six months ended June 30, 2001 and 2000

           Condensed Consolidated Statements of Comprehensive Income                      3
           Three and six months ended June 30, 2001 and 2000

           Condensed Consolidated Statements of Cash Flow                                 4
           Six months ended June 30, 2001 and 2000

           Notes to Condensed Consolidated Financial Statements                         5 - 6

Item 2     Management's Discussion and Analysis of Financial Condition                  7 - 15
           and Results of Operations

PART II    OTHER INFORMATION

Item 1     Legal Proceedings                                                              16

Item 2     Changes in Securities and Use of Proceeds                                      16

Item 3     Defaults Upon Senior Securities                                                16

Item 4     Submission to Matters to a vote of Security Holders                            16

Item 5     Other Information                                                              16

Item 6     Exhibits and Reports on Form 8-K                                               16

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

First Community Financial Corporation
Condensed Consolidated Balance Sheets
(dollars in thousands)                                                       June 30, 2001
                                                                              (unaudited)      December 31, 2000
                                                                             ---------------   -----------------
                                  Assets
Cash and cash equivalents                                                           $ 11,469            $  5,379

Investment Securities:
  Available for sale                                                                   7,850              11,924
Mortgage-backed securities
  Available for sale                                                                  23,095               8,728

FHLB, at cost which approximates market                                                1,925               1,925

Loans receivable held for sale                                                            97                   0
Loans receivable held for investment, net                                            157,476             166,180

Premises and equipment                                                                 4,245               4,355
Deferred income taxes                                                                  2,274               2,429
Other assets                                                                           4,478               3,785
                                                                             ---------------   -----------------

                               Total assets                                         $212,909            $204,705
                                                                             ===============   =================

                   Liabilities and Shareholders' Equity
Deposits:
    Noninterest-bearing demand                                                      $  2,751            $  2,482
    Interest-bearing demand                                                           13,115              13,825
    Savings                                                                           14,220              14,952
    Certificates of deposits, $100,000 and over                                       29,707              23,509
    Other time deposits                                                               97,628             102,554
                                                                             ---------------   -----------------
                               Total deposits                                        157,421             157,322
                                                                             ---------------   -----------------

Borrowed money                                                                         6,339                   0
Other liabilities                                                                      5,290               3,945
                                                                             ---------------   -----------------
                               Total liabilities                                     169,050             161,267
                                                                             ---------------   -----------------

Shareholders' equity:
    Preferred stock, no par value, 5,000,000 shares authorized;
       no shares issued or outstanding                                                     0                   0
    Common stock, no par value, 20,000,000 shares authorized;
        1,614,883 shares issued and outstanding at June 30,2001 and
        1,608,083 shares issued and outstanding at December 31, 2000                  22,568              22,428
    Unearned ESOP shares, 130,177 shares at June 30, 2001 and
        135,187 shares at December 31, 2000                                           (1,953)             (2,028)
    Deferred stock award - MRP                                                          (725)               (851)
    Retained earnings, substantially restricted                                       24,014              24,142
    Accumulated other comprehensive income (loss), net                                   (45)               (253)
                                                                             ---------------   -----------------
                        Total shareholders' equity                                    43,859              43,438
                                                                             ---------------   -----------------

                Total liabilities and shareholders' equity                          $212,909            $204,705
                                                                             ===============   =================


See accompanying notes to condensed consolidated financial statements

Item 1. Continued
First Community Financial Corporation
Condensed Consolidated Statements of Income (Loss)
(unaudited)
(dollars in thousands)

                                                                  Three Months Ended June 30,     Six Months Ended June 30,
                                                                 -----------------------------    -------------------------
                                                                     2001             2000           2001           2000
                                                                 ------------     ------------    ----------     ----------
Interest income:
   Interest and fees on loans                                    $      3,237     $      3,341    $    6,697     $    6,439
   Interest and dividends on investments                                  527            1,026           916          2,141
                                                                 ------------     ------------    ----------     ----------
            Total interest income                                       3,764            4,367         7,613          8,580

Interest expense:
   Interest on deposits                                                 1,848            1,858         3,902          3,539
   Interest on borrowed money                                             103              507           117          1,028
                                                                 ------------     ------------    ----------     ----------
            Total interest expense                                      1,951            2,365         4,019          4,567
                                                                 ------------     ------------    ----------     ----------
Net interest income before provision for loan losses                    1,813            2,002         3,594          4,013
Provision for loan losses                                                  75              105           180            200
                                                                 ------------     ------------    ----------     ----------
            Net interest income                                         1,738            1,897         3,414          3,813
                                                                 ------------     ------------    ----------     ----------

Other income:
         Total other operating income                                     178              157           323            300

General and administrative expenses:
    Compensation and fringe benefits                                      981            1,092         1,913          1,860
    Occupancy                                                              75               72           158            128
    Furniture and fixtures                                                 87               81           194            174
    Advertising                                                            13               38            25            103
    Data processing                                                        86               51           179             94
    Contributions                                                           0                0             0              0
    Other                                                                 349              316           632            579
                                                                 ------------     ------------    ----------     ----------
     Total general and administrative expenses                          1,591            1,650         3,101          2,938
                                                                 ------------     ------------    ----------     ----------

Income before income taxes                                                325              404           636          1,175

Income taxes                                                              121              132           242            374
                                                                 ------------     ------------    ----------     ----------

Net income                                                       $        204     $        272    $      394     $      801
                                                                 ============     ============    ==========     ==========

PER SHARE DATA
                     Earnings per share, basic                   $       0.14     $       0.16    $     0.28     $     0.47
                  Earnings per shared, diluted                   $       0.14     $       0.16    $     0.27     $     0.47
    Weighted average shares outstanding, basic                      1,433,600        1,698,862     1,429,738      1,698,862
  Weighted average shares outstanding, diluted                      1,454,683        1,698,862     1,446,246      1,698,862


See accompanying notes to condensed consolidated financial statements

Item 1. Continued
First Community Financial Corporation
Condensed Consolidated Statements of Comprehensive Income (Loss)
(unaudited)
(dollars in thousands)

                                                                   Three Months Ended June 30,           Six Months Ended June 30,
                                                                  ----------------------------          ---------------------------
                                                                         2001        2000                     2001       2000
                                                                      ---------   ---------                ---------  ---------
Net income                                                                $ 204      $  272                    $ 394     $  801
                                                                      ---------   ---------                ---------  ---------

Unrealized gain (loss) on available for sale securities                       8        (128)                     309       (100)

Reclassification of net (gains) losses recognized in net income              (2)         (2)                       6         22

Income taxes relating to unrealized gain on available
  for sale securities                                                        (2)         44                     (107)        26
                                                                      ---------   ---------               ----------  ---------

Other comprehensive income (loss)                                             4         (86)                     208        (52)

                                                                      ---------   ---------               ----------  ---------
Comprehensive income (loss)                                               $ 208      $  186                    $ 602     $  749
                                                                      ---------   ---------               ----------  ---------

See accompanying notes to condensed consolidated financial statements

Item 1. Continued
First Community Financial Corporation
Condensed Consolidated Statements of Cash Flows
(unaudited)
(dollars in thousands)

                                                                                                    Six months ended
                                                                                                        June 30,
                                                                                                  2001            2000
                                                                                               ----------      ----------
Cash flows from operating activities:
  Net income (loss)                                                                              $    394        $    801
  Adjustments to reconcile net income (loss) to net cash provided by operating activities
     Provision for loan losses                                                                        180             200
     Depreciation                                                                                     188             159
     ESOP Contribution                                                                                 75              75
     MRP Compensation                                                                                 126             297
     Loss (gain) on sale of securities                                                                 (3)             22
     (Gain) on sale of assets                                                                           0             (54)
     Accretion of discounts on securities, net                                                         13             (31)
     Provision for deferred income taxes                                                               81             (51)
     Originations of loans held for sale                                                           (1,685)           (580)
     Proceeds from sale of loans held for sale                                                      1,595             417
     Net loss (gain) on sale of loans                                                                  (6)             (1)
     Other operating activities                                                                     1,223            (629)
                                                                                              -----------   -------------
     Net cash provided by operating activities                                                      2,181             625
                                                                                              -----------   -------------

Investing activities:
  Purchases of investment securities available for sale                                           (27,750)         (1,525)
  Proceeds from sales of securities available for sale                                             13,947           8,110
  Proceeds from redemptions of securities available for sale                                        1,600           6,060
  Proceeds from principal repayment of mortgage-backed securities available for sale                2,215             763
  Net (increase) decrease in loans held for investment                                              8,554         (13,959)
  Addidtions to other real estate                                                                    (610)           (658)
  Proceeds from sale of premises and equipment                                                          0              68
  Purchases of premises and equipment                                                                 (79)            (73)
                                                                                              -----------   -------------
                    Net cash used in investing activities                                          (2,123)         (1,214)
                                                                                              -----------   -------------

Financing activities:
  Net increase (decrease) in deposit accounts                                                          99           6,026
  Proceeds from issuance of stock                                                                     117               0
  Repurchase of common stock                                                                            0          (1,514)
  Payment of dividends on common stock                                                               (523)           (430)
  Repayments of FHLB borrowings, net of proceeds                                                    6,339            (500)
                                                                                              -----------   -------------
                    Net cash provided by financing activities                                       6,032           3,582
                                                                                              -----------   -------------

Increase (decrease) in cash and cash equivalents                                                    6,090           2,993

Cash and cash equivalents, beginning of period                                                      5,379           6,583
                                                                                              -----------   -------------

Cash and cash equivalents, end of  period                                                        $ 11,469        $  9,576
                                                                                              -----------   -------------

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

3.   Analysis of Allowance for Loan Loss

                                                      Six months ended June 30,
                                                      -------------------------
                                                         2001           2000
                                                      ----------     ----------
                                                            (in thousands)

     Beginning balance                                 $ 2,353        $ 1,839

     Provision for loan loss                           $   180        $   200

     Net (charge-offs) recoveries                          (35)          (193)
                                                      --------       --------

     Balance, end of period                            $ 2,498        $ 1,846
                                                      ========       ========

     Ratio of net charge-offs to average loans
               outstanding                                0.02%          0.12%

     Ratio of allowance to total loans outstanding
               at end of period                           1.57%          1.09%

     Ratio of allowance to total nonperforming
               assets at end of period                   89.89%        124.73%

     Item 1. Continued
     First Community Financial Corporation
     Notes to Condensed Consolidated Financial Statements

4.   Net Income (Loss) Per Share of Common Stock
     Basic income (loss) per share of common stock is computed by dividing net income (loss) by the weighted average number of common shares outstanding (less unearned ESOP shares and unearned stock grants) during the period. Diluted net income (loss) per share of common stock is computed by dividing net income (loss) by the weighted average number of common shares and common stock equivalents outstanding during the period. For the six month period ended June 30, 2001, the weighted average number of shares outstanding was 1,429,738. The effect, if any, on diluted earnings per share of future periods of the stock awards described in note 5 will be computed under the treasury stock method.

5.   Stock Grant Awards
     On June 27, 2000, the Company awarded 75,232 shares of stock to directors and employees under the Community Savings Bank, Inc., Management Recognition Plan and Trust, approved by shareholders on June 27, 2000. In accordance with the provision of Accounting Principles Board Opinion No. 25, the Company will recognize the cost of the awards over the vesting period. One-fourth of the shares were immediately vested upon award, and the remainder will vest over the following 36 months. The Company acquired 75,232 shares from the public for an aggregate amount of $1,297,752. The results for the six months ended June 30, 2001 included expense of $126,261 related to their award.

PART I.FINANCIAL INFORMATION

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


Financial Condition at June 30, 2001
Compared to December 31, 2000


Total assets increased 4% to $212.9 million at June 30, 2001, compared to $204.7 million at December 31, 2000. The increase in assets was principally a result of a $6.1 million increase in cash and cash equivalents, and a $10.3 million increase in investment securities, offset by a decrease of $10.2 million in loans held for investment, net of reserves.

Loan receivables held for investment, net of reserves, decreased 5.2% at June 30, 2001 to $157.5 million from the December 31, 2000 balance of $166.2 million. At June 30, 2001, approximately 52.8% of Community Savings' gross loan portfolio consisted of loans secured by one- to- four family residential properties. At December 31, 2000, 58.1% of gross loans were secured by 1-4 family residential properties. Loan production continued to emphasize commercial and consumer credits in an effort to diversify the loan portfolio and reduce the reliance on single family 1-4 residential loans. Commercial loans increased 3.3% or $1.3 million, since December 31, 2000. The construction loan portfolio decreased 15.9% or $3.5 million since December 31, 2000. The 1-4 residential mortgage loan portfolio decreased $8.9 million or 9.9% as the Company has adopted a strategy of selling new mortgage originations into the secondary market to better avoid interest rate and maturity risks.

Investment securities increased 49.8% at June 30, 2001 to $30.9 million compared to the December 31, 2000 balance of $20.7 million. The increase in securities was primarily generated from an $8.5 million decrease in loan balances incurred over the previous six- month period.

Deposits increased to $157.4 million at June 30, 2001 from $157.3 million at December 31, 2000, an increase of 0.1%. Local deposit competition is very strong causing upward pressure on deposit interest rates.

Borrowed funds, collateralized through an agreement with the Federal Home Loan Bank ("FHLB"), increased to $6.3 million at June 30, 2001 from $0 at December 31, 2000. FHLB borrowings of $5 million are fixed at a rate of 4.92% with a two-year final maturity. FHLB borrowings of $1.3 million float with three-month LIBOR index and mature on December 30, 2002.

Asset Quality

First Community's non-performing assets (loans 90 days or more delinquent and fore- closed real estate repossessed assets and other real estate owned) were $2.8 million, or 1.31% of total assets, at June 30, 2001, compared to $2.4 million, or 1.16% of total assets, at December 31, 2000. Three loans totaling $69 thousand were charged off against the allowance for loan losses, partially off set by recoveries on previously charged off loans of $34 thousand. Net loans charged off against the allowance for loan losses totaled $35 thousand or 0.02% of average loans outstanding.

Management performs a four-step procedure in determining the appropriate level for the allowance for loan losses. First, at the end of each quarter, loan department personnel perform a review of the bank's loan portfolio. Individual loans are assigned an internal classification designation of unclassified, substandard, doubtful, or loss based on historical performance and specific circumstances known to the bank regarding the financial situation of the customer. Next, impaired loans are identified and a determination is made as to the necessity of creating a specific allowance. Any impairment allowance is based on the expected cash flows and the collateral available. There were three impaired loans aggregating $618 thousand at June 30, 2001. An allowance for impaired loans was established in the amount of $438 thousand. Next, the substandard and doubtful classifications are analyzed and a risk percentage is determined considering each type of loan and the severity of any probable loss. All loans categorized as "loss" are fully reserved. The final procedure is to assign risk percentages to unclassified loans based on historical and industry information regarding probable, yet unidentifiable, losses inherent in the portfolio. Industry factors are adjusted to reflect Bank circumstances. Since First Community is entering new lines of business with little past experience to draw on in the areas of commercial, construction and consumer lending, an entry period of higher than industry norm loss is reflected in the risk percentages assigned these loan categories.

In the opinion of management, the specific reserve of $438 thousand and the general allowance for loan losses of $2.1 million for loan losses at June 30, 2001 was adequate to cover probable losses.

Results of Operation for the three month periods ended June 30, 2001 and 2000

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

NET INCOME

Net income of $204 thousand was recorded for the three-month period ended June 30, 2001, compared to net income of $272 thousand for the three-month period ended June 30, 2000, a decrease of $68 thousand or 25%. The decrease in net income is primarily due to a 9.4% decrease in net interest income of $189 thousand offset by a 13% or $21 thousand increase in other operating income, and a 3.6% or $59 thousand decrease in other operating expense.

INTEREST INCOME

Interest income decreased 13.8% or $603 thousand for the three months ended June 30, 2001 to $3.8 million compared to $4.4 million for the three months ended June 30, 2000. The decrease in interest income is the result of two circumstances. Interest and fees on loans decreased 3.1% or $104 thousand reflecting the dramatic decline in short-term interest rates over the prior six months. Interest on securities decreased 48.6% resulting from the discontinuance of an arbitrage in the amount of $25 million in the fourth quarter of 2000.

The average balance of total interest-earning assets decreased 11.3% or $25 million for the three months ended June 30, 2001 to $197.3 million, compared to the average balance of $222.3 million at June 30, 2000. The decrease was the result of a $23.8 million decrease in the investment average balance and a $2.1 million decrease in the net loan average balance. The average annualized yield on total average interest-earning assets decreased 20 basis points from the 2000 three month period, reflecting a decrease in the annualized yield on investments of 84 basis points and a decrease in annualized loan yields of 8 basis points.

INTEREST EXPENSE

Interest expense decreased 17.5% or $414 thousand to $2 million for the three months ended June 30, 2001 compared to $2.4 million for the three months ended June 30, 2000. The decrease in interest expense was a result of a 0.5% decrease in interest expense on deposits. A $404 thousand decrease in interest expense on FHLB borrowing reflects a $25.2 million balance decrease in outstanding borrowings from $31.5 million at June 30, 2000 to $6.3 million at June 30, 2001.

The average balance of interest-bearing liabilities decreased 12.6% or $22.9 million for the three months ended June 30, 2001 compared to average balances at June 30, 2000, resulting primarily from a decrease in Federal Home Loan Bank
(FHLB) borrowings reflecting discontinuance of the previously mentioned arbitrage. The average annualized cost on total average interest-bearing liabilities decreased 32 basis points from the 2000 three month period, resulting from a decrease in the annualized rate on FHLB borrowings of 184 basis points and no change in annualized deposit rates.

NET INTEREST INCOME

Net interest income before the provision for loan losses, for the three-month period ended June 30, 2001, decreased 9.4% or $189 thousand to $1.8 million compared to $2 million for the three-month period ended June 30, 2000. The change in net interest income was due to the significant decrease in investable assets resulting from the discontinuance of the match funded security transaction previously mentioned.

Comparable spreads and net interest margins were as follows:

                  Annualized Yield     Annualized Cost
                     on Interest         of Interest       Annualized   Annualized
                   Earning Assets    Bearing Liabilities     Spread       Margin
                   --------------    -------------------     ------       ------
Three Months
    Ended
 June 30, 2001         7.64%                4.92%             2.68%        3.68%

Three Months
    Ended
 June 30, 2000         7.84%                5.24%             2.64%        3.60%

PROVISION FOR LOAN LOSSES

A provision of $75 thousand was added to the allowance for loan losses, increasing the period end balance to $2.5 million or 1.57% of outstanding loans. A provision of $105 thousand was added to the allowance for loan losses for the three-month period ending June 30, 2000.

NON-INTEREST INCOME

Non-interest income increased $21 thousand or 13% to $178 thousand for the three-month period ended June 30, 2001 compared to $157 thousand for the three-month period ended June 30,2000. Although management is encouraged by the increase in non-interest income, continued emphasis will be placed on improving non-interest income revenue.

NON-INTEREST EXPENSE

Non-interest expense decreased 3.6% or $59 thousand to $1.6 million for the three months ended June 30, 2001 compared to $1.65 million for the three-month period ended June 30,2000. The decrease in other operating expense reflects $111 thousand decrease in compensation and fringe benefits due to the reduction in recognized benefit plans and $25 thousand decrease in advertising expense, offset by $35 thousand increase in data processing expense and $33 thousand increase in other operating expenses.

INCOME TAXES

The income tax provision for the three month period ended June 30,2001 was $121 thousand compared to $132 thousand for the three months ended June 30, 2000, a decrease of $11 thousand from the prior year period. The decrease in the tax provision is the result of decreases in earnings before income taxes. The effective tax rates for the respective 2001 and 2000 periods were 37.2% and 32.7%.



Results of Operation for the six month periods ended June 30, 2001 and 2000

NET INCOME

Net income for the six months ended June 30 2001 was $394 thousand, a decrease of $407 thousand. Net income for the six-month period ended June 30, 2000 was $801 thousand. The decrease in net income was primarily due to a $399 thousand decrease in net interest income, a $163 thousand increase in general and administrative expense, offset by a $23 thousand increase in other income.

INTEREST INCOME

Interest income decreased $1 million or 11.3% for the six months ended June 30, 2001 to $7.6 million at June 30, 2001 compared to $8.6 million for the six months ended June 30, 2000. The decrease in interest income can be principally attributed to a $258 thousand increase in interest and fees on loans, offset by a $1.2 million decrease or 57.2% in interest on securities assets from 2000 to 2001, resulting from the discontinuance of an arbitrage in the amount of $25 million in the fourth quarter of 2000.

The average annualized yield on interest earning assets improved from 7.72% to 7.80% for the commensurate six-month periods.

INTEREST EXPENSE

Interest expense decreased 12% or $548 thousand for the six months ended June 30, 2001 compared to the six months ended June 30, 2000. The decrease in interest expense was principally a result of a $363 thousand increase in interest expense on deposits, offset by a $911 thousand decrease in interest expense on FHLB borrowings.

NET INTEREST INCOME

Net interest income before the provision for loan losses, for the six month period ended June 30, 2001, decreased 10.4% or $419 thousand compared to the six month period ended June 30, 2000. The primary ingredients affecting the change in net interest income were a 11.3% decrease in interest income and a 12% decrease in interest expense.

Comparable spreads and net interest margins were as follows:

                  Annualized Yield     Annualized Cost
                     on Interest         of Interest       Annualized   Annualized
                   Earning Assets    Bearing Liabilities     Spread       Margin
                   --------------    -------------------     ------       ------
Six Months
   Ended
June 30, 2001          7.80%                5.16%             2.64%        3.68%

Six Months
   Ended
June 30, 2000          7.72%                5.06%             2.66%        3.60%

PROVISION FOR LOAN LOSSES

A provision of $180 thousand was added to the allowance for loan losses, increasing the period end balance to $2.5 million or 1.57% of outstanding loans at June 30, 2001. A provision of $200 thousand was added to the allowance for loan losses for the period ending June 30, 2000.

NON-INTEREST INCOME

Non-interest income increased $23 thousand or 7.7% to $323 thousand for the six-month period ended June 30, 2001 compared to the six month period ended June 30, 2000. Although management is encouraged by the increase in non-interest income, continued emphasis will be placed on improving non-interest income revenue.

NON-INTEREST EXPENSE

Non-interest expense increased 5.5% or $163 thousand for the six months ended June 30, 2001 compared to the six-month period ended June 30, 2000. The increase in non-interest expense was due primarily to increases in salary expense of $53 thousand or 2.8% and an $85 thousand increase in data processing expense, offset by a $78 thousand decrease in advertising expense.

INCOME TAXES

Income tax expense for the six month period ended June 30,2001 was $242 thousand compared to $374 thousand for the six months ended June 30, 2000, a decrease of $132 thousand from the prior year. The decrease in the tax provision was the result of a $539 thousand decrease in income before income tax. The average tax rate for the six months ended June 30, 2001 was 38% and 31.8% for the period ended June 30, 2000.

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

At June 30, 2001, the estimated market value of liquid assets (cash, cash equivalents, and marketable securities) was approximately $42.4 million, representing 25.9% of deposits and borrowed funds.

The primary uses of liquidity are to fund loans, provide for deposit fluctuations and invest in other non-loan earning assets when excess liquidity is available. At June 30, 2001, outstanding off-balance sheet commitments to extend credit in the form of loan originations totaled $5.7 million. Available lines of credit totaled $19.2 million. Management considers current liquidity levels adequate to meet the Company's cash flow requirements.

CAPITAL

Shareholders' equity at June 30, 2001 was $43.9 million, an increase of $421 thousand or 1% from $43.4 million at December 31, 2000 and a decrease of $2.3 million or 5% from $46.1 million one year earlier. The decrease from June 30, 2000 is the result of repurchasing 178,675 shares of common stock during the month of October 2000 at an average price per share of $19.0625, offset by the exercising of 6,800 shares of previously awarded stock options at an average price per share of $17.25. Included in shareholder's equity at June 30, 2001 was $45 thousand, net of tax, of accumulated other comprehensive loss related to unrealized losses on securities available for sale compared to $1.4 million of accumulated other comprehensive loss related to unrealized losses on securities available for sale one year earlier. Also included in shareholder's equity at June 30, 2001 was $2 million of unearned common stock for the Employee Stock Ownership Plan, representing 130,177 shares of common stock.

FDIC regulations require banks to maintain certain capital adequacy ratios, leverage ratios and risk-based capital ratios. Banks supervised by the FDIC must maintain a minimum leverage ratio of core (Tier I) capital to average adjusted assets ranging from 3% to 5%. At June 30, 2001, Community Savings' ratio of Tier I capital to average assets was 15.8%. The FDIC's risk-based capital guidelines require banks to maintain risk-based capital to risk-weighted assets of at least 8%. Risk-based capital for Community Savings is defined as Tier I capital and the reserve for loan losses. At June 30, 2001, Community Savings had a ratio of qualifying total capital to net risk-weighted assets of 26.8%.

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

Recent Events
     None.

Recent Accounting Pronouncements

The FASB has issued Statements of Financial Accounting Standards No. 141 (FAS
141), Business Combinations, and No. 142 (FAS 142), Goodwill and Other Intangible Assets.

FAS 141 supersedes APB Opinion No. 16, Business Combinations, and FASB Statement No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises and requires that all business combinations be accounted for using the purchase method. This Statement carries forward without reconsideration those portions of APB Opinion No. 16, Business Combinations, that provide guidance related to the application of the purchase method. This Statement requires that intangible assets that meet certain criteria be recognized as assets apart from goodwill. The provisions of this Statement apply to all business combinations initiated after June 30, 2001. This Statement also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later.

FAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets.
It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. This Statement carries forward without reconsideration those provisions of Opinion 17 related to the accounting for internally developed intangible assets. The provisions of this Statement are required to be applied starting with fiscal years beginning after December 15, 2001 and early application is permitted for entities with fiscal years beginning after March 15, 2001, under certain conditions. Impairment losses for goodwill and indefinite-lived intangible assets that arise due to the initial application of this Statement (resulting from a transitional impairment test) are to be reported as resulting from a change in accounting principle.

The Company is currently evaluating the effect of adopting these pronouncements.

Part II - Other Information

Item 1
Legal proceedings.
       None.

Item 2
Changes in Securities and Use of Proceeds.
       (a)  Not applicable
       (b)  Not applicable
       (c)  Not applicable
       (d)  Not applicable

Item 3
Defaults upon Senior Securities
       Not applicable.

Item 4
Submission of Matters to a vote of securities holders.

Stockholders ratified the appointment of PricewaterhouseCoopers, LLP as the independent auditor for the fiscal year ending December 31, 2001 and re-elected three directors to three year terms at the annual meeting of shareholders held April 24, 2001.

Item 5
Other information.

       Not applicable.

Item 6
Exhibits and reports on form 8-K.

       (a)  Exhibits
            None.


       (b)  Reports on Form 8-K.
            None.

                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

            First Community Financial Corporation
            -------------------------------------
                            Registrant


            Date  August 8, 2001                /s/ Christopher B. Redcay
                  --------------------          ----------------------------
                                                     Christopher B. Redcay
                                              Sr. Vice President, Treasurer and
                                                    Chief Financial Officer