Form 10-Q
period 2001-09-30
FIRST COMMUNITY FINANCIAL CORP /NC/
filed 2001-11-13
CIK 1076657

Securities and Exchange Commission
                             Washington, D.C. 20549

                                  Form 10-QSB

  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
         ACT 0F 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2001

  Commission file number 000-26117

                      FIRST COMMUNITY FINANCIAL CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        NORTH CAROLINA                                  56-2119954
--------------------------------------------------------------------------------
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                     Identification Number)


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

1,616,483 common shares, no par value, were outstanding as of October 20, 2001.

                      FIRST COMMUNITY FINANCIAL CORPORATION
                                 AND SUBSIDIARY

                                      INDEX

                                                                          Page
PART I    FINANCIAL INFORMATION                                          Number

Item 1    Financial Statements

          Condensed Consolidated Balance Sheets                            1
          September 30, 2001 and December 31, 2000

          Condensed Consolidated Statements of Income                      2
          Three and nine months ended September 30, 2001 and 2000

          Condensed Consolidated Statements of Comprehensive Income        3
          Three and nine months ended September 30, 2001 and 2000

          Condensed Consolidated Statements of Cash Flow                   4
          Nine months ended September 30, 2001 and 2000

          Notes to Condensed Consolidated Financial Statements            5-6

Item 2    Management's Discussion and Analysis of Financial Condition     7-15
          and Results of Operations

PART II   OTHER INFORMATION

Item 1    Legal Proceedings                                               16

Item 2    Changes in Securities and Use of Proceeds                       16

Item 3    Defaults Upon Senior Securities                                 16

Item 4    Submission to Matters to a vote of Security Holders             16

Item 5    Other Information                                               16

Item 6    Exhibits and Reports on Form 8-K                                16

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

First Community Financial Corporation
Condensed Consolidated Balance Sheets
(dollars in thousands)

                                                                                   September 30, 2001    December 31,2000
                                                                                      (unaudited)
                                                                                   ------------------    ----------------
                                   Assets
Cash and cash equivalents                                                              $   8,982           $   5,379

Investment Securities:
  Available for sale                                                                       3,191              11,924
Mortgage-backed securities
  Available for sale                                                                      36,904               8,728

FHLB, at cost which approximates market                                                    1,925               1,925

Loans receivable held for sale                                                             2,413
Loans receivable held for investment, net                                                146,495             166,180

Premises and equipment                                                                     4,175               4,355
Deferred income taxes                                                                      2,231               2,429
Other assets                                                                               4,715               3,785
                                                                                       ---------           ---------

                                Total assets                                           $ 211,031           $ 204,705
                                                                                       ---------           ---------

                    Liabilities and Shareholders' Equity
Deposits:
    Noninterest-bearing demand                                                         $   2,063           $   2,482
    Interest-bearing demand                                                               13,871              13,825
    Savings                                                                               14,036              14,952
    Certificates of deposits, $100,000 and over                                           30,034              23,509
    Other time deposits                                                                   96,160             102,554
                                                                                       ---------           ---------
                               Total deposits                                            156,164             157,322
                                                                                       ---------           ---------

Borrowed money                                                                             6,339                   0
Other liabilities                                                                          4,154               3,945
                                                                                       ---------           ---------
                              Total liabilities                                          166,657             161,267
                                                                                       ---------           ---------

Shareholders' equity:
    Preferred stock, no par value, 5,000,000 shares authorized;
       no shares issued or outstanding                                                         0                   0
    Common stock, no par value, 20,000,000 shares authorized;
        1,616,483 shares issued and outstanding at September 30,2001 and
        1,608,083 shares issued and outstanding at December 31, 2000                      23,431              22,428
    Unearned ESOP shares, 127,672 shares at September 30, 2001 and
        135,187 shares at December 31, 2000                                               (1,915)             (2,028)
    Deferred stock award - MRP                                                              (637)               (851)
    Retained earnings, substantially restricted                                           23,337              24,142
    Accumulated other comprehensive income (loss), net                                       158                (253)
                                                                                       ---------           ---------
                         Total shareholders' equity                                       44,374              43,438
                                                                                       ---------           ---------

                 Total liabilities and shareholders' equity                            $ 211,031           $ 204,705
                                                                                       ---------           ---------

See accompanying notes to condensed consolidated financial statements

Item 1. Continued
First Community Financial Corporation
Condensed Consolidated Statements of Income (Loss)
(unaudited)
(dollars in thousands)

                                                                Three Months Ended September 30,  Nine Months Ended September 30,
                                                                      2001            2000             2001           2000
                                                                --------------- ---------------    ------------  --------------
Interest income:
   Interest and fees on loans                                     $    3,101       $    3,412       $    9,797       $    9,852
   Interest and dividends on investments                                 642            1,011            1,558            3,152
                                                                  ----------       ----------       ----------       ----------
            Total interest income                                      3,743            4,423           11,355           13,004

Interest expense:
   Interest on deposits                                                1,724            1,990            5,626            5,530
   Interest on borrowed money                                             75              539              191            1,567
                                                                  ----------       ----------       ----------       ----------
            Total interest expense                                     1,799            2,529            5,817            7,097
                                                                  ----------       ----------       ----------       ----------
Net interest income before provision for loan losses                   1,944            1,894            5,538            5,907
Provision for loan losses                                                360              105              540              305
                                                                  ----------       ----------       ----------       ----------
             Net interest income                                       1,584            1,789            4,998            5,602
                                                                  ----------       ----------       ----------       ----------

Other income:
         Total other operating income                                    835              146            1,157              446

General and administrative expenses:
    Compensation and fringe benefits                                     904              957            2,817            2,816
    Occupancy                                                             71               84              229              213
    Furniture and fixtures                                                97               87              291              261
    Advertising                                                           41               22               66              125
    Data processing                                                       80               54              260              148
    Contributions                                                          3                1                4                3
    Other                                                                624              246            1,253              822
                                                                  ----------       ----------       ----------       ----------
           Total general and administrative expenses                   1,820            1,451            4,920            4,388
                                                                  ----------       ----------       ----------       ----------

Income before income taxes                                               599              484            1,235            1,660

Income taxes                                                             272              156              514              530
                                                                  ----------       ----------       ----------       ----------

Net income                                                        $      327       $      328       $      721       $    1,130
                                                                  ----------       ----------       ----------       ----------

PER SHARE DATA, calculated from June 21, 1999, the
    date of the Company's initial public offering
    Earnings per share, basic                                     $     0.23       $     0.20       $     0.50       $     0.68
    Earnings per shared, diluted                                  $     0.22       $     0.20       $     0.50       $     0.68
    Weighted average shares outstanding, basic                     1,444,947        1,611,038        1,434,860        1,669,559
    Weighted average shares outstanding, diluted                   1,473,961        1,614,661        1,455,330        1,670,766

See accompanying notes to condensed consolidated financial statements

Item 1. Continued
First Community Financial Corporation
Condensed Consolidated Statements of Comprehensive Income (Loss)
(unaudited)
(dollars in thousands)

                                                                        Three Months Ended                  Nine Months Ended
                                                                           September 30,                      September 30,
                                                                           -------------                      -------------
                                                                        2001          2000                2001             2000
                                                                        ----          ----                ----             ----
Net income                                                           $   327        $   328             $   721           $ 1,130
                                                                     -------        -------             -------           -------

Unrealized gain (loss) on available for sale securities                  315             14                 633                73

Reclassification of net (gains) losses recognized in net income           (6)           (10)                 (9)             (146)

Income taxes relating to unrealized gain on available                   (105)            (1)               (213)               25
  for sale securities                                                   --             --

Other comprehensive income (loss)                                        203              2                 411               (49)
                                                                     -------        -------             -------           -------
Comprehensive income                                                 $   530        $   330             $ 1,132           $ 1,081
                                                                     -------        -------             -------           -------


See accompanying notes to condensed consolidated financial statements

Item 1. Continued
First Community Financial Corporation
Condensed Consolidated Statements of Cash Flows
(unaudited)
(dollars in thousands)

                                                                                                        Nine months ended
                                                                                                          September 30,
                                                                                                       2001            2000
                                                                                                     --------        --------
Cash flows from operating activities:
  Net income                                                                                         $    721        $  1,130
  Adjustments to reconcile net income (loss) to net cash provided by operating activities
     Provision for loan losses                                                                            540             305
     Depreciation                                                                                         265             238
     ESOP contribution                                                                                    153             113
     MRP compensation                                                                                     215             372
     Loss (gain) on sale of securities                                                                     (9)             20
     (Gain) on sale of assets                                                                               0             (54)
     Amortization (accretion) of discounts on securities, net                                              54             (54)
     Provision for deferred income taxes                                                                    0            (120)
     Originations of loans held for sale                                                               (8,711)           (690)
     Proceeds from sale of loans held for sale                                                          6,348             566
     Net loss (gains) on sale of loans                                                                    (50)             (1)
     Other operating activities                                                                            76          (1,521)
                                                                                                     --------        --------
                                      Net cash provided by (used in) operating activities                (398)            304
                                                                                                     --------        --------

Investing activities:
  Purchases of investment securities available for sale                                               (42,064)         (1,525)
  Proceeds from sales of securities available for sale                                                 18,674           8,110
  Proceeds from redemptions of securities available for sale                                            1,600           6,560
  Proceeds from principal repayment of mortgage-backed securities available for sale                    2,925           1,195
  Net (increase) decrease in loans held for investment                                                 19,145         (20,175)
  Additions to other real estate                                                                         (811)           (658)
  Proceeds from sale of premises and equipment                                                              0              68
  Purchases of premises and equipment                                                                     (85)         (1,747)
                                                                                                     --------        --------
                                          Net cash used in investing activities                          (616)         (8,172)
                                                                                                     --------        --------

Financing activities:
  Net increase (decrease) in deposit accounts                                                          (1,158)          9,498
  Proceeds from issuance of stock                                                                         145
  Repurchase of common stock                                                                                0          (2,818)
  Payment of dividends on common stock                                                                   (709)           (430)
  Additions (repayments) of FHLB borrowings, net of proceeds                                            6,339            (500)
                                                                                                     --------        --------
                                        Net cash provided by financing activities                       4,617           5,750
                                                                                                     --------        --------

Increase (decrease) in cash and cash equivalents                                                        3,603          (2,118)

Cash and cash equivalents, beginning of year                                                            5,379           6,583
                                                                                                     --------        --------

Cash and cash equivalents, end of  period                                                            $  8,982        $  4,465
                                                                                                     --------        --------

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

3.   Analysis of Allowance for Loan Loss


                                                 Nine months ended September 30,
                                                 -------------------------------
                                                       2001          2000
                                                    -----------  ------------
                                                         (in thousands)

Beginning balance                                     $ 2,353      $ 1,839

Provision for loan loss                                   540          305

Net charge-offs                                          (435)        (200)
                                                      -------      -------
Balance, end of period                                $ 2,458      $ 1,944
                                                      =======      =======

Ratio of net charge-offs to average loans
           outstanding                                   0.27%        0.12%

Ratio of allowance to total loans outstanding            1.62%        1.11%
           at end of period

 Ratio of allowance to total nonperforming
           assets at end of period                     108.66%      116.97%

4.   Net Income (Loss) Per Share of Common Stock

     Basic income (loss) per share of common stock is computed by dividing net income (loss) by the weighted average number of common shares outstanding (less unearned ESOP shares and unearned stock grants) during the period. Diluted net income (loss) per share of common stock is computed by dividing net income (loss) by the weighted average number of common shares and common stock equivalents outstanding during the period. For the nine month period ended September 30, 2001, the weighted average number of shares outstanding was 1,434,860. The effect, if any, on diluted earnings per share of future periods of the stock awards described in note 5 will be computed under the treasury stock method.

5.   Stock Grant Awards

     On June 27, 2000, the Company awarded 75,232 shares of stock to directors and employees under the Community Savings Bank, Inc., Management Recognition Plan and Trust, approved by shareholders on June 27, 2000. In accordance with the provision of Accounting Principles Board Opinion No. 25, the Company will recognize the cost of the awards over the vesting period. One-fourth of the shares were immediately vested upon award, and the remainder will vest over the following 36 months. The Company acquired 75,232 shares from the public for an aggregate amount of $1,297,752. The results for the nine months ended September 30, 2001 included expense of $214,610 related to their award.

6.   Subsequent Event

     On October 4, 2001, the Company entered into an agreement to be acquired by Capital Bank Corporation, Raleigh, NC. The transaction is expected to be completed during the first quarter of 2002.

PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

Information set forth below contains certain forward-looking statements, which are based on assumptions, and describes future plans, strategies and expectations of First Community Financial Corporation ("First Community" or "the company"). These forward-looking statements are generally identified by use of the words "believe", "expect", "intend", "anticipate", "estimate", "project", or similar expressions. First Community's ability to predict results or the actual effect of future plans and strategies is inherently uncertain. Factors which could have a materially adverse effect on the operations of First Community and its wholly owned subsidiary, Community Savings Bank, Inc. ("Community Savings") include, but are not limited to, changes in: interest rates, general economic conditions, legislation and regulation, monetary and fiscal policies of the U.S. Government including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in its market area and accounting principles and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.


Financial Condition At September 30, 2001
Compared to December 31, 2000


Total assets increased 3.1% to $211.0 million at September 30, 2001, compared to $204.7 million at December 31, 2000. The increase in assets was principally a result of a $23.9 million increase in securities and overnight investments and a $2.4 million increase in loans held for sale, offset by a $19.7 million decrease in loans held for investment, net of reserves.

Loans held for investment, net of reserves, decreased 11.9% at September 30, 2001 to $146.5 million from the December 31, 2000 balance of $166.2 million. The loan portfolio decrease in outstanding balances is the result of a slower economic environment and management's decision to sell most new originations of single family mortgages into the secondary market to reduce interest rate risk and market risk. At September 30, 2001, approximately 54.4% of the Community Savings' gross loan portfolio consisted of loans secured by one- to- four family residential properties. At December 31, 2000, 58.1% of gross loans were secured by 1-4 family residential properties. Loan production continued to emphasize commercial and consumer credits in an effort to diversify the loan portfolio and reduce the reliance on single family 1-4 residential loans. Commercial loans increased 11% or $4.5 million, compared to December 31, 2000.

Securities increased 94.1% at September 30, 2001 to $40.1 million compared to the December 31, 2000 balance of $20.7 million. The increase in securities was primarily incurred to offset the 11.9% decrease in loans held for investment. The nine-month average balance of securities decreased 47.1 % for the period ended September 30, 2001 to $29.5 million compared to the $55.8 million average balance of securities for the nine month period ended September 30, 2000. The average balance for 2000 reflected a match funded leveraged securities transaction in the amount of $25 million that was removed during the 4th quarter of 2000.

Deposits decreased to $156.2 million at September 30, 2001 from $157.3 million at December 31, 2000, a decrease of 1%. Local deposit competition is very strong causing upward pressure on deposit interest rates.

Borrowed funds, collateralized through an agreement with the Federal Home Loan Bank ("FHLB"), increased to $6.3 million at September 30, 2001 from $0 at December 31, 2000. FHLB borrowings of $1.3 million float with one-month LIBOR index and mature June 30, 2002. The floating rate borrowings are matched with a commercial loan with similar characteristics. The remaining $5 million of FHLB borrowings are fixed rate proceeds used to facilitate normal loan growth and deposit fluctuations. The fixed rate borrowings mature March 31, 2003.

Asset Quality

First Community's non-performing assets (loans 90 days or more delinquent and fore- closed real estate and repossessed assets) were $2.3 million, or 1.07% of total assets, at September 30, 2001, compared to $2.4 million, or 1.16% of total assets, at December 31, 2000. Loans totaling $469 thousand were charged off against the allowance for loan losses, partially off set by recoveries on previously charged-off loans of $34 thousand. Net loans charged-off against the allowance for loan losses totaled $435 thousand or 0.27% of average loans outstanding.

Management performs a four-step procedure in determining the appropriate level for the allowance for loan losses. First, at the end of each quarter, loan department personnel perform a review of the bank's loan portfolio. Individual loans are assigned an internal classification designation of unclassified, substandard, doubtful, or loss based on historical performance and specific circumstances known to the bank regarding the financial situation of the customer. Next, impaired loans are identified and a determination is made as to the necessity of creating a specific allowance. Any impairment allowance is based on the expected cash flows or the fair market value of available collateral for collateral dependent loans. There were no impaired loans at September 30, 2001. Therefore, an allowance for impaired loans was unnecessary. Next, the substandard and doubtful classifications are analyzed and a risk percentage is determined considering each type of loan and the severity of any probable loss. All loans categorized as "loss" are fully reserved. The final procedure is to assign risk percentages to unclassified loans based on historical and industry information regarding probable, yet unidentifiable, losses inherent in the portfolio. Industry factors are adjusted to reflect individual bank circumstances. Since First Community is entering new lines of business with little past experience to draw on in the areas of commercial, construction and consumer lending, an entry period of higher than industry norm loss is reflected in the risk percentages assigned these loan categories.

In the opinion of management, the general allowance for loan losses of $2.5 million at September 30, 2001 was adequate to cover probable losses.

Results of Operation for the three month periods ended September 30, 2001 and
2000

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

NET INCOME

Net income of $327 thousand was recorded for the three month period ended September 30, 2001, compared to net income of $328 thousand for the three month period ended September 30, 2000. Net interest income before the provision for loan losses increased 2.64% or $50 thousand for the period ended September 30, 2001. Interest income decreased 15.4% or $680 thousand for the three months ended September 30, 2001, which was offset by $730 thousand decrease in interest expense or 28.9% for the same period. Net interest income after the loan loss provision decreased 11.5%, or $205 thousand, reflecting management's decision to increase the provision for loan losses to $360 thousand for the three months ended September 30, 2001. Other operating income increased $689 thousand due primarily to a one-time gain on the sale of mortgage servicing rights in the amount of $674 thousand, net of amortized costs. Other operating expense increased $369 thousand or 25.4% reflecting $170 thousand in one-time merger related expenses, $50 thousand increase in repossessed asset expense, $26 thousand increase in data processing expense and $19 thousand increase in advertising expense.

INTEREST INCOME

Interest income decreased 15.4% or $680 thousand for the three months ended September 30, 2001 to $3.7 million compared to $4.4 million for the three months ended September 30, 2000. The decrease in interest income is two fold. Interest and fees on loans decreased 9.1% or $311 thousand reflecting a decrease in average loan balances of 8.65% for the three-month period ended September 30, 2001. Interest income on investments decreased 36.5% or $369 thousand resulting from a $15.1 million reduction in securities balances outstanding compared to securities balances outstanding at September 30, 2000.

The average balance on total interest-earning assets decreased 9.5% or $21 million for the three months ended September 30, 2001 compared to average balances during the same period in 2000. The decreases resulted primarily from a $15.1 million decrease in investment average balances due to the removal of a match funded leveraged investment transaction during the 4th quarter of 2000, and a $14.6 million decrease in net loan average balances. The average annualized yield on total average interest-earning assets decreased 52 basis points from the 2000 three month period, reflecting a decrease in the annualized yield on investments of 112 basis points and a decrease in annualized loan yields of 4 basis points.

INTEREST EXPENSE

Interest expense decreased 28.9% or $730 thousand to $1.8 million for the three months ended September 30, 2001 compared to $2.5 million for the three months ended September 30, 2000. The decrease in interest expense was a result of a 13.4% decrease in interest expense on deposits. A $464 thousand decrease in interest expense on FHLB borrowing reflects the significant reduction in FHLB advances resulting from the removal of a match funded structured investment transaction during the 4th quarter of 2000.

The average balance of interest-bearing liabilities decreased 13.1% or $24.2 million for the three months ended September 30, 2001 compared to average balances for the same period in 2000. The average annualized cost on total average interest-bearing liabilities decreased 100 basis points from the 2000 three month period, resulting from an decrease in the annualized rate on FHLB borrowings of 208 basis points and an decrease in annualized deposit costs of 184 basis points.

NET INTEREST INCOME

Net interest income before the provision for loan losses, for the three-month period ended September 30, 2001, compared to the three-month period ended September 30, 2000 decreased $50 thousand, reflecting a $680 thousand decrease in interest income offset by a $730 thousand decrease in interest expense.

Comparable spreads and net interest margins were as follows:

                     Annualized Yield      Annualized Cost
                       on Interest           of Interest         Annualized    Annualized
                      Earning Assets      Bearing Liabilities      Spread        Margin
                      --------------      -------------------      ------        ------
Three Months
    Ended
September 30, `01         7.44%                  4.48%               2.96%        3.88%

Three Months
    Ended
September 30, `00         7.96%                  5.48%               2.48%        3.40%

PROVISION FOR LOAN LOSSES

A provision of $360 thousand was added to the allowance for loan losses, increasing the period end balance to $2.5 million or 1.62% of outstanding loans at September 30, 2001. A provision of $105 thousand was added to the allowance for loan losses for the three-month period ending June 30, 2000. The increase to the allowance reflects the significant change in the loan portfolio composition, the charge-offs in the third quarter, and current economic conditions.

NON-INTEREST INCOME

Non-interest income increased $689 thousand to $835 thousand for the three-month period ended September 30, 2001 compared to $146 thousand for the three-month period ended September 30, 2000. The increase in non-interest income for the 2001 period is primarily due to non-recurring gains on the sale of mortgage servicing rights in the amount of $674 thousand, net of amortized costs, realized in the third quarter of 2001.

NON-INTEREST EXPENSE

Non-interest expense increased 25.4% or $369 thousand to $1.8 million for the three months ended September 30, 2001 compared to $1.5 million for the three-month period ended September 30, 2000 reflecting $170 thousand in one-time merger related expenses, $50 thousand increase in repossessed asset expense, $26 thousand increase in data processing expense and $19 thousand increase in advertising expense.

INCOME TAXES

The income tax provision for the three month period ended September 30, 2001 was $272 thousand compared to $156 thousand for the three months ended September 30, 2000, an increase of $116 thousand from the prior year period. The increase in the tax provision is the result of increases in earnings before income taxes as well as certain expenses related to the proposed merger that are not be deductible for tax purposes for the three month period ended September 30, 2001. The effective tax rates for the respective 2001 and 2000 periods were 45.3% and 32.2%.


Results of Operation for the nine month periods ended September 30, 2001 and
2000

NET INCOME

Net income for the nine months ended September 30, 2001 was $721 thousand, a decrease of $409 thousand compared to the nine-month period ended September 30, 2000. Net income for the nine-month period ended September 30, 2000 was $1.1 million.

INTEREST INCOME

Interest income decreased $1.6 million or 12.7% for the nine months ended September 30, 2001 to $11.4 compared from $13 million for the nine months ended September 30, 2000. The decrease in interest income can be principally attributed to a $25.4 million decrease in the average balance of interest earning assets from 2000 to 2001, and a decrease in the average annualized yield on interest earning assets from 7.80% to 7.68%.

INTEREST EXPENSE

Interest expense decreased 18% or $1.3 million for the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000. The decrease in interest expense was principally a result of a 176 basis point decrease in the cost of borrowings from the Federal Home Loan Bank. The aggregate annualized cost of interest bearing liabilities decreased 28 basis points. The average balance outstanding of interest bearing liabilities decreased $24.5 million from $181.9 million at September 30, 2000 to $157.4 million at September 30, 2001, a decrease of 13.5%. The average outstanding balance for interest bearing deposits increased $2.5 million to $152 million at September 30, 2001 from $149.5 million at September 30, 2000. Average FHLB borrowings decreased to $5.4 million at September 30, 2001 from $32.4 million at September 30, 2000 or 83.3%.

NET INTEREST INCOME

Net interest income before the provision for loan losses, for the nine month period ended September 30, 2001, decreased 6.3% or $369 thousand compared to the nine month period ended September 30, 2000. The primary components affecting the change in net interest income were a 12.7% decrease in interest income offset by an 18% decrease in interest expense.



Comparable spreads and net interest margins were as follows:

                     Annualized Yield      Annualized Cost
                       on Interest           of Interest         Annualized    Annualized
                      Earning Assets      Bearing Liabilities      Spread        Margin
                      --------------      -------------------      ------        ------
Nine Months
    Ended
September 30, 2001       7.68%                   4.92%              2.75%        3.76%

Nine Months
    Ended
September 30, 2000       7.80%                   5.20%              2.60%        3.52%

PROVISION FOR LOAN LOSSES

A provision of $540 thousand was added to the allowance for loan losses, increasing the period end balance to $2.5 million or 1.62% of outstanding loans at September 30, 2001. A provision of $305 thousand was added to the allowance for loan losses for the period ending September 30, 2000. The increase to the allowance reflects the significant change in the loan portfolio composition, the charge-offs in 2001, and the current national and local economic enviornment.

NON-INTEREST INCOME

Non-interest income increased $711 thousand to $1.2 million for the nine month period ended September 30, 2001 compared to the nine month period ended September 30, 2000. The increase in non-interest income for the 2001 period is primarily due to non-recurring gains on the sale of mortgage servicing rights in the amount of $674 thousand dollars, net of amortized costs, realized in the third quarter of 2001. Although management is encouraged by the increase in non-interest income, continued emphasis will be placed on improving non-interest income revenue.

NON-INTEREST EXPENSE

Non-interest expense increased 12.2% or $532 thousand for the nine months ended September 30, 2001 compared to the nine month period ended September 30, 2000. The increase in non-interest expense was due primarily to $170 thousand in one-time merger related expenses, $50 thousand increase in repossessed asset expense, $112 thousand increase in data processing expense and $30 thousand increase in furniture and fixture expense.

INCOME TAXES

Income tax expense for the nine month period ended September 30, 2001 was $514 thousand compared to a tax provision of $530 thousand for the nine months ended September 30, 2000, a decrease of $16 thousand from the prior year. The decrease in the tax provision was principally a result of a decrease in income before income tax. The average tax rate for the nine months ended September 30, 2001 and 2000 were 41.6% and 31.9%, respectively. The tax provision takes into consideration certain expenses related to the proposed merger that are not be deductible for tax purposes for the nine month period ended September 30, 2001

LIQUIDITY

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

At September 30, 2001, the estimated market value of liquid assets (cash, cash equivalents, and marketable securities) was approximately $51.5 million, representing 31.7% of deposits and borrowed funds. As Community Savings continues to grow its loan portfolio, liquidity will continue to be leveraged.

The primary uses of liquidity are to fund loans, provide for deposit fluctuations and invest in other non-loan earning assets when excess liquidity is available. At September 30, 2001, outstanding off-balance sheet commitments to extend credit in the form of loan originations totaled $3.4 million. Available lines of credit totaled $20.3 million. Management considers current liquidity levels adequate to meet the Company's cash flow requirements.

CAPITAL

Shareholders' equity at September 30, 2001 was $44.4 million, an increase of $936 thousand or 2.2% from $43.4 million at December 31, 2000. Included in shareholder's equity at September 30, 2001 was $158 thousand, net of tax, of accumulated other comprehensive income related to unrealized gains on securities available for sale compared to $253 thousand of accumulated other comprehensive loss related to unrealized losses on securities available for sale at December 31, 2000. Also included in shareholder's equity at September 30, 2001 was $1.9 million of unearned common stock for the Employee Stock Ownership Plan, representing 127,672 shares of common stock.

FDIC regulations require banks to maintain certain capital adequacy ratios, leverage ratios and risk-based capital ratios. Banks supervised by the FDIC must maintain a minimum leverage ratio of core (Tier I) capital to average adjusted assets ranging from 3% to 5%. At September 30, 2001, Community Savings' ratio of Tier I capital to average assets was 15.9%. The FDIC's risk-based capital guidelines require banks to maintain risk-based capital to risk-weighted assets of at least 8%. Risk-based capital for Community Savings is defined as Tier I capital and the reserve for loan losses. At September 30, 2001, Community Savings had a ratio of qualifying total capital to net risk-weighted assets of 28.2%.

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

Recent Events

On October 4, 2001 the Company entered into an agreement to be acquired by Capital Bank Corporation, Raleigh, NC. The transaction is expected to be completed in the first quarter of 2002. The combined institutions will have total assets of more than $600 million and eighteen banking locations in seven counties. Recent Accounting Pronouncements

The FASB has issued Statements of Financial Accounting Standards No. 141 (FAS
141), Business Combinations, and No. 142 (FAS 142), Goodwill and Other Intangible Assets.

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

In June 2001, the FASB issued Statement 143, Accounting for Asset Retirement Obligations. FAS 143 requires that obligations associated with the retirement of a tangible long-lived asset to be recorded as a liability when those obligations are incurred, with the amount of the liabilty initially measured at fair value. FAS 143 will be effective for financial statements for fiscal years beginning after June 15, 2002 (early application is incouraged). Adoption of this statement is not expected to have a material impact on the company's reported results of operations, financial position or cash flows.

In July 2001, the (FASB) issued Statement No. 144 (FAS 144) Accounting for Impairment or Disposal of Long-Lived Assets. FAS 144 superseeds FAS1 121 and applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30 (APB 30), Reporting Results of Operations Reporting the Effects of Disposal of a Segment of Business. FAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. FAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and generally, its provisions are to be applied prospectively. Adoption of this statement is not expected to have a material impact on the Company's reported results of operations, financial position or cash flows.

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

Item 5
Other information.

    Not applicable.

Item 6
Exhibits and reports on form 8-K.

    (a)  Exhibits

    (b)  Reports on Form 8-K.

     A form 8-K was filed on October 12, 2001 to announce the signing of a merger agreement between First Community Financial Corporation, Burlington, NC, and Capital Bank Corporation, Raleigh, NC.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



    First Community Financial Corporation
    -------------------------------------
              Registrant



    Date    11/2/2001               /S/ Christopher B. Redcay
         ----------------      -------------------------------------
                                       Christopher B. Redcay
                                 Sr. Vice President, Treasurer and
                                     Chief Financial Officer